Form 10KSB
period 2004-12-31
FLORIDA CHOICE BANKSHARES, INC.
filed 2005-03-22
CIK 1311482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

FLORIDA CHOICE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Florida	20-1990219
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

18055 U.S. Highway 441, Mt. Dora, Florida	32757
(Address of principal executive offices)	(Zip Code)

   Registrant’s telephone number, including area code: (352) 735-6161

   Securities registered pursuant to Section 12(b) of the Exchange Act: None
   Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $5.00 per share

(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s revenues for its most recent fiscal year were $10,375,000.

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (1,121,622 shares) on March 7, 2005, was approximately $15,141,897. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the sale price of the Common Stock of the issuer at its last sales price of $13.50 per share. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

     As of March 7, 2005, there were issued and outstanding 1,303,233 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2005 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12 and 14 of this Annual Report on Form 10-KSB.

PART I

Item 1. Description of Business

General

     Florida Choice Bankshares, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company became the holding company for Florida Choice Bank (the “Bank”) on January 1, 2005. The Bank is a Florida state chartered commercial bank, which commenced operations in May 1999. The Bank is a full service commercial bank, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Lake and Seminole Counties in Florida. The Bank is headquartered in Mt. Dora, Florida and also operates two branch offices in Clermont and Longwood, Florida.

     On December 7, 2004, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The closing of the transaction followed receipt of approval from the banking regulatory agencies. On January 1, 2005, the Bank’s stockholders exchanged their common stock for common stock of the Holding Company in a share exchange transaction. As a result, the 1,303,233 previously issued $5 par value common stock of the Bank were exchanged for 1,303,233 shares of the $5 par value common stock of the Holding Company. The Holding Company’s merger with the Bank is accounted for as a reorganization of entities under common control at historical cost and the financial data for the periods presented include the results of the Holding Company and the Bank.

     The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

     The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of the Bank provide customers with extended banking hours. The Bank does not have trust powers and, accordingly, no trust services are provided.

     The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the

Bank’s lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

     As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

Special Note Regarding Forward-Looking Statements

     This Annual Report contains certain forward-looking statements which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the banking industry and the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “can,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including competition, general economic conditions, changes in interest rates, and changes in the value of real estate and other collateral securing loans, among other things.

Critical Accounting Policies

     The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

     A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

     The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that the Company believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to its service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from the Company’s estimates.

     The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis - Financial Condition” and in Note 4 to the consolidated financial statements. The significant accounting policies are discussed in Note 2 to the consolidated financial statements.

Lending Activities

     The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2004 were $153.2 million, or 81.2% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

     The Bank’s loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2004, approximately 83.8% of the Bank’s loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 15.0% of the total loan portfolio is secured by 1-4 family residential properties.

     The Bank’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in Lake County for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by inventory, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 12.2% of the Bank’s total loan portfolio as of December 31, 2004.

     The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. The Bank generally does not make fixed-rate commercial real estate loans for terms exceeding five years. Loans in excess of five years are generally adjustable. The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

     The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

     Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by the Bank’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

     Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Bank attempts to minimize credit losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

     Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 48.8% of the Bank’s total deposits at December 31, 2004. Approximately 51.2% of the Bank’s deposits at December 31, 2004 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 19.4% of the Bank’s total deposits at December 31, 2004. The majority of the deposits of the Bank are generated from Lake and Seminole Counties.

Investments

     The Bank invests a portion of its assets in U.S. Government agency obligations, bank-qualified municipal securities, and federal funds sold. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

     With respect to the Bank’s investment portfolio, the Bank’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies and bank-qualified municipal securities because such securities generally represent a minimal investment risk. Occasionally, the Bank may purchase certificates of deposit of national and state banks. Mortgage-backed securities generally have a shorter life than the stated maturity. Federal funds sold is the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

     The Bank monitors changes in financial markets. In addition to investments for its portfolio, the Bank monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Bank attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Bank needs cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

     Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

Effect of Governmental Policies

     The earnings and business of the Bank are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

Interest and Usury

     The Bank is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Bank from continuing the process of originating loans.

Supervision and Regulation

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

     Bank Holding Company Regulation. The Holding Company is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

     In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Gramm-Leach-Bliley Act. In 1999, the Gramm-Leach-Bliley Act was enacted which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship.

The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of the Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

     Bank Regulation. The Bank is chartered under the laws of Florida and their deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (the “Florida Department”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     There are various statutory limitations on the ability of the Bank to pay dividends. The FDIC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice.

     Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2004 both the Company and the Bank met all capital requirements to which they were subject.

     For additional information regarding the Company’s capital ratios and requirements, see “Management’s Discussion and Analysis - Capital Resources, Commitments and Capital Requirements.”

     FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

     The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

     The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

     An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

     If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

     The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

     Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

     FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     As of December 31, 2004, the Bank met the capital requirements of a “well capitalized” institution.

     The FDIC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, the Bank’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of the Bank.

     Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the FDIC and the Florida Department. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the FDIC and the Florida Department for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Bank may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company (such as the Company). Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

     Sarbanes-Oxley Act of 2002. In 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act that will continue to impose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

     Effect of Governmental Policies. The earnings and businesses of Florida Choice Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

Competition

     The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

     As of December 31, 2004, the Company and the Bank collectively had 51 full-time employees (including executive officers) and 4 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 2. Description of Properties

     The Company’s and the Bank’s main office is located at 18055 U.S. Highway 441, Mt. Dora, Florida 32757, in a one-story building which is owned by the Bank. The Bank also has a branch office at 1615 U.S. Highway 50, Clermont, Florida in a one-story building which is owned by the Bank and a branch office at 1815 West State Road 434, Longwood, Florida which is leased by the Bank.

     The Bank also owns an operations center located adjacent to the main office at 18077 U.S. Highway 441, Mt. Dora, Florida and 1.75 acres of land adjacent to the main office and operations center for future expansion.

Item 3. Legal Proceedings

     As of December 31, 2004, neither the Company nor the Bank was a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in May 1999, and the Company became a bank holding company by acquiring the Bank on January 1, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. From January 1, 2003 to December 31, 2004, based upon information known to management of the Company, an aggregate of 28,000 shares of Bank Common Stock were traded in 28 separate transactions for prices ranging from $10.00 to $15.00 per share. In the fourth quarter of 2003 and first quarter of 2004, the Bank completed the sale of $5.7 million of Common Stock in a secondary stock offering at $13.50 per share. On February 28, 2005, the Company had approximately 704 shareholders of record.

     Neither the Bank nor the Company has paid any cash dividends on the shares of Common Stock. The Company does not intend to pay dividends for the foreseeable future. If at any time the Board of Directors of the Company determines to pay dividends, such payment will depend upon several factors including the Company’s earnings, financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board may deem relevant. Further, dividend payments by the Company are restricted by statute. The Company’s ability to make dividend payments also is subject to the Company and the Bank meeting on a continuing basis all of their capital requirements and achieving and continuing profitable operations. There can be no assurance that future capital or earnings of the

Bank will support dividend payments. No assurance can be given that dividends will be paid or, if paid, what the amount of dividends will be or whether such dividends, once paid, will continue.

     The source of funds for payment of dividends by the Company will be dividends received from the Bank. Payments by the Bank to the Company are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Bank to pay dividends to the Company. The FDIC and the Florida Department also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, the board of directors of a bank may declare a dividend of up to the bank’s aggregate net income for the current year combined with any retained earnings for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Department of Banking and Finance, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss, or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department or a federal regulatory agency.

     Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

     The Bank did not repurchase any of its shares in 2004.

Item 6. Management’s Discussion and Analysis

SELECTED FINANCIAL DATA

     The following table presents selected financial data for the Company. The data for the fiscal years 2000 through 2004 are derived from audited financial statements of the Company (Bank prior to reorganization). The selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto and the other information included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA

($ in thousands, except per share amounts)

		At December 31,
	2004	2003	2002	2001	2000
Total assets	$188,636	149,073	107,522	67,185	52,013
Loans, net	153,158	120,740	83,262	55,968	41,180
Cash and cash equivalents	5,037	7,203	7,518	3,314	2,465
Securities	21,441	13,665	12,461	4,526	5,335
Deposits	152,432	123,510	93,771	58,019	45,595
Borrowed funds	18,580	12,983	4,409	—	—
Stockholders’ equity	17,001	11,611	8,908	8,390	6,172

		For the Year Ended December 31,
	2004	2003	2002	2001	2000
Interest income	$9,471	7,089	5,532	4,596	3,046
Interest expense	2,658	2,280	2,267	2,385	1,607
Net interest income	6,813	4,809	3,265	2,211	1,439
Provision for loan losses	202	441	362	383	393
Net interest income after provision for loan losses	6,611	4,368	2,903	1,828	1,046
Noninterest income	904	803	504	471	173
Noninterest expense	4,712	3,961	2,761	2,093	1,590
Earnings before income taxes	2,803	1,210	646	206	(371)
Income taxes	996	416	233	77	(295)
Net income	1,807	794	413	129	(76)
Basic earnings per share	$1.43	.90	.47	.17	(.11)
Weighted average number of common shares outstanding for basic	1,266,572	886,550	879,527	769,460	709,426
Diluted earnings per share	$1.40	.87	.46	.16	(.11)
Weighted average number of common shares outstanding for diluted	1,288,706	918,034	897,596	806,543	709,426

SELECTED CONSOLIDATED FINANCIAL RATIOS
AND OTHER DATA:

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Return on average assets	1.05%	.63%	.46%	.21%	(.20)%
Return on average equity	11.60%	8.60%	4.76%	1.84%	(1.23)%
Dividend payout ratio	—%	—%	—%	—%	—%
Average equity to average assets	9.00%	8.00%	9.90%	12.20%	16.50%
Total equity to total assets	9.00%	7.80%	8.30%	12.50%	11.90%
Yield on average earning assets (1)	5.80%	5.89%	6.43%	7.93%	8.73%
Net interest margin	4.17%	4.00%	3.80%	3.82%	4.12%
Nonperforming assets to total assets (2)	—%	0.79%	0.01%	.49%	.05%
Nonperforming loans to total loans	—%	0.96%	0.01%	.54%	.05%
Allowance for loan losses to gross loans	1.12%	1.28%	1.36%	1.47%	1.42%
Noninterest expenses to average assets	2.73%	3.13%	3.05%	3.35%	4.16%
Operating efficiency ratio (3)	61.06%	70.58%	73.24%	78.02%	98.63%
Net interest income to noninterest expenses	144.60%	121.40%	118.30%	105.60%	90.50%
Total shares outstanding	1,303,233	1,033,225	879,730	874,790	709,426
Book value per common share outstanding	$13.05	11.24	10.13	9.59	8.70
Number of banking offices (all full-service)	2	2	2	1	1

(1)	Reflects interest income as a percent of average interest earning assets.

(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

General

     Florida Choice Bankshares, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended. On January 1, 2005, the Company became the holding company for Florida Choice Bank (the “Bank”), a Florida state chartered commercial bank, which commenced operations in May 1999. The Bank is a full service commercial bank, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Lake and Seminole Counties in Florida. The Bank is headquartered in Mt. Dora, Florida and also operates two branch offices in Clermont and Longwood, Florida.

     The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

     The Bank commenced operations on May 31, 1999, as a Florida state-chartered bank headquartered in Mt. Dora, Florida. The Bank’s operations are conducted from its main office and two branch offices, located in Lake and Seminole Counties, Florida. Historically, the greater Mt. Dora area has been served both by large banks headquartered out of state as well as a number of community banks offering a higher level of personal attention, recognition and service. The large banks have generally applied a transactional business approach, based upon volume considerations, to the market while community banks have traditionally offered a more service relationship approach. Recent mergers and acquisitions have created an opportunity for the Bank. The Bank’s strategic focus is to exploit this opportunity by catering to the “displaced bank customer” in this marketplace.

     The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, debit cards, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, banking by mail and the full range of consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network thereby permitting customers to utilize the convenience of the Bank’s ATM network and Star member machines both nationwide and internationally. The Bank does not have trust powers and, accordingly, no trust services are provided.

     The Bank’s target market is consumers, professionals, small businesses, developers and commercial real estate investors. The small business customer (typically a commercial entity with sales of $10 million or less) has the opportunity to generate significant revenue for banks yet is generally underserved by large bank competitors. These customers generally can afford profitability opportunities more than the average retail customer.

     The Bank has actively pursued its targeted market for deposits, particularly the small businesses and professionals. In today’s environment, the product of every system itself becomes a sales tool. Recognizing that fact, the Bank endeavors to offer leading edge technology to the marketplace. Such technology includes debit cards, internet banking and voice response account information systems. The goal is to provide a “high tech - high touch” experience.

     The Bank has capitalized upon its market strategy to grow rapidly in its first years of operations. As of December 31, 2004, the Bank had grown to approximately $188.6 million in total assets, $152.4 million in deposits, and $153.2 million in net loans since opening in May 1999. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market. The primary marketplace surrounds Mt. Dora to take advantage of the small businesses, service, professionals, and commercial real estate industries.

     The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, from interest and dividends from investment securities, service charge income generated from demand accounts and ATM fees, and other services. The principal sources of funds for the Bank’s lending activities are its deposits (primarily consumer deposits), loan repayments, and proceeds from investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

Lending Activities

     The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2004 and December 31, 2003, approximately 83.8% and 88.0%, respectively, of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

     The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses and professionals located primarily in Lake and Seminole Counties for working capital, equipment purchases, and various other business purposes. A majority of the Bank’s commercial loans are secured by inventory, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest; typically, those loans which will have terms or amortization schedules of longer than one year will carry interest rates which vary with the prime lending rate and are generally refinanced or become payable in full in three to five years.

     The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, construction of, improvement of or investment in real estate, or for various other consumer and business purposes (whether or not related to the real estate securing them). The Bank also engages in lending to individuals and builders for the construction of single-family residences. These real estate loans may be made at fixed or variable interest rates. The Bank generally makes commercial real estate loans repayable in monthly installments based on up to a 20-year amortization schedule which become payable in full for terms generally five years or less. The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates. Fixed rate residential loans are available and are subsequently sold on the secondary market.

     The Bank’s installment loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but installment loans also may be made on an unsecured basis. Installment loans are made at fixed and variable interest rates, and may be made based on up to a ten-year amortization schedule.

     For additional information regarding the Bank’s loan portfolio, see “- - Loan Portfolio” and “- - Asset Quality.”

Liquidity

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from interest and fee income, as well as from loan repayments, the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2004, the Bank had commitments to originate loans totaling $15.9 million, and had issued standby letters of credit of $1.3 million. At December 31, 2004, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $37.7 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2004 totaled $67.3 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

     The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

     The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $54.9 million at December 31, 2004 and $28.7 million at December 31, 2003, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

     The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2004 (in thousands):

		Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
FHLB advances – assumed final maturity	$18,000	1,000	5,000	9,000	3,000
Time deposit maturities	78,075	67,316	8,075	2,684	—
Other borrowings	580	580	—	—	—
Operating leases	506	85	206	206	9
Loan commitments	15,900	15,900	—	—	—
Standby letters of credit	1,294	1,294	—	—	—
Undisbursed line of credit loans	37,683	37,683	—	—	—

Total	$152,038	123,858	13,281	11,890	3,009

     Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

     The Company’s stockholders’ equity was $17.0 million at December 31, 2004, and $11.6 million at December 31, 2003. The Company’s total stockholders’ equity was 9.0% and 7.8% of total assets as of December 31, 2004 and December 31, 2003, respectively.

     The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2004, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 11.4% Tier 1 risk-based capital ratio of 10.4%, and a Tier 1 leverage ratio of 9.2%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

     The following table summarizes the regulatory capital levels and ratios for the Bank:

		Regulatory
		Requirement
		For Well
	Actual	Capitalized
	Bank Ratios	Bank
At December 31, 2004:
Total capital to risk-weighted assets	11.4%	10.0%
Tier I capital to risk-weighted assets	10.4%	6.0%
Tier I capital to average assets - leverage ratio	9.2%	5.0%

At December 31, 2003:
Total capital to risk-weighted assets	10.4%	10.0%
Tier I capital to risk-weighted assets	9.2%	6.0%
Tier I capital to average assets - leverage ratio	8.3%	5.0%

Loan Portfolio

     A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2004, the Bank’s total assets were $188.6 million and its net loans receivable were $153.2 million or 81.2% of total assets. At December 31, 2003, the Bank’s total assets were $149.1 million and its net loans receivable were $120.7 million or 81.0% of total assets. The increase in net loans receivable from December 31, 2003 to December 31, 2004 was $32.5 million or 26.9%. For the periods indicated below, the net change in total loans receivable (excluding the allowance for loan losses) was as follows:

	Year Ended December 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$122,302	84,410
Loan originations, net of repayments	32,620	37,918
Loans charged-off, net	(23)	(26)

Balance at end of period	$154,899	122,302

     The Bank’s primary market area consists of the Central Florida region (consisting primarily of Lake and Seminole Counties and surrounding areas). The Bank’s market area’s economic base is diversified. Significant industries include hospitality and tourism, service enterprises, technology and information concerns, agribusiness and manufacturing. The area has experienced considerable growth over the past several years. However, there is no assurance that this area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or a slow-down in general economic conditions could have an adverse effect on the Bank.

     Lending activities are conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain officers and directors of the Bank.

     The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	At December 31,
	2004		2003
		% of		% of
	Amount	Total	Amount	Total
Real estate loans	$130,024	83.8%	$107,750	88.0%
Commercial loans	18,981	12.2	12,950	10.6
Consumer and home equity loans	6,188	4.0	1,778	1.4

Total loans	155,193	100.0%	122,478	100.0%

Less: Allowance for loan losses	(1,741)		(1,562)
Deferred loan fees, net	(294)		(176)

Loans receivable, net	$153,158		$120,740

     The following is a presentation of an analysis of maturities of loans at December 31, 2004 (in thousands):

	Due in	Due After	Due
	1 Year	1 to	After
Type of Loan	or Less	5 Years	5 Years	Total
Commercial	$6,408	9,467	3,106	18,981
Consumer	1,312	1,346	3,530	6,188
Real estate	19,949	56,877	53,198	130,024

Total	$27,669	67,690	59,834	155,193

     For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2004 (in thousands):

	Fixed	Floating
	Interest	Interest
Type of Loan	Rate	Rate	Total
Commercial	$3,062	9,511	12,573
Consumer	784	4,092	4,876
Real estate	27,514	82,561	110,075

Total	$31,360	96,164	127,524

Loan Quality

     Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2004 and December 31, 2003 approximately 83.8%, and 88.0%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2004 and December 31, 2003, total non-performing loans (those 90 days or more past due) totaled $0 and $1.2 million. There was no other real estate owned as of December 31, 2004 and December 31, 2003, respectively.

     The commercial real estate mortgage loans in the Bank’s portfolio consist of fixed and adjustable-interest rate loans which were originated at prevailing market interest rates. The Bank’s policy has been to originate commercial real estate mortgage loans predominantly in its primary market area. Commercial real estate mortgage loans are generally made in amounts up to 80% of the appraised value of the property securing the loan and entail significant additional risks compared to residential mortgage loans. In making commercial real estate loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the collateral and the Bank’s lending experience with the borrower.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of his business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

     The Bank makes consumer and personal loans on a collateralized and noncollateralized basis. These loans are often collateralized by automobiles, recreational vehicles and mobile homes. The Bank’s policy is not to advance more than 90% of collateral value and that the borrower have established over one year of residence and demonstrated an ability to repay a similar debt according to credit bureau reports. Consumer and personal loans also are generated by the Bank. Such loans generally have a term of 60 months or less.

     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2004 and December 31, 2003, loans collateralized with mortgages on real estate represented 83.8% and 88.0%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

     The Loan Committee of the Board of Directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of the Bank has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and non-performing loans as early as possible.

Classification of Assets and Potential Problem Loans

     Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense.

     Interest income that would have been recorded under the original terms of loans on nonaccrual status and interest income actually recognized was as follows:

	Year Ended December 31,
	2004	2003
	(In thousands)
Interest income that would have been recorded	$214	30
Less: Interest income recognized	196	—

Interest income foregone	$18	30

     The Bank has adopted Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with guidance in the Statements. Under the Bank’s policy, an impaired loan must have a balance of at least $100,000 and be unsecured or secured by collateral other than residential real estate. No loans were deemed to be impaired under the Bank’s policy at December 31, 2004 or 2003.

     Loans on non-accrual status and other real estate owned and certain other related information was as follows:

	At December 31,
	2004		2003
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
	($ in thousands)
Loans on nonaccrual status:
Real estate loans	$—	—%	$880	.72%
Commercial	—	—	297	.24
Consumer and home equity loans	—	—	—	—

Total loans on nonaccrual status	—	—	1,177	.96

Troubled debt restructuring	—	—	—	—

Total nonperforming loans	—	—	1,177	.96

Other real estate owned	—		—

Total nonperforming assets	$—		$1,177

As a percentage of total assets:
Total nonperforming loans		—%		.79%

Total nonperforming assets		—%		.79%

Allowance for loan losses as a percentage of:

Total loans		1.12%		1.28%

Nonperforming loans		—%		132.70%

     Monthly, management evaluates the collectibility of its non-performing loans and the adequacy of its allowance for loan losses to absorb the identified and unidentified losses inherent in the loan portfolio. As a result of these evaluations, loans considered uncollectible are charged-off and adjustments to the reserve considered necessary are provided through a provision charged against earnings. These evaluations consider the current economic environment, the real estate market and its impact on underlying collateral values, trends in the level of non-performing and past-due loans, and changes in the size and composition of the loan portfolio.

     The provision for loan losses totaled approximately $202,000 for the year ended December 31, 2004 and $441,000 for the year ended December 31, 2003, respectively. For such periods, net loans charged-off totaled $23,000 and $26,000, respectively. At December 31, 2004 and 2003, the total allowance for loan losses was $1.7 million and $1.6 million, respectively. At December 31, 2004 and December 31, 2003, non-performing loans totaled approximately $0 and $1.2 million, respectively, or .00% and .96%, respectively, of total loans outstanding. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2004 was adequate.

     The activity in the Bank’s allowance for credit losses was as follows:

	Year Ended December 31,
	2004	2003
	($ in thousands)
Allowance at beginning of period	$1,562	1,147
Loans charged off:
Real estate	—	—
Commercial	(29)	(26)
Consumer and home equity	(1)	(3)

Total loans charged off	(30)	(29)

Recoveries:
Real estate	3	—
Commercial	2	3
Consumer and home equity	2	—

Total recoveries	7	3

Net loans charged off	(23)	(26)

Provision for loan losses	202	441

Allowance at end of period	$1,741	1,562

Net charge - offs as a percentage of average loans outstanding	.02%	.03%

Allowance for loan losses as a percentage of period - end total loans receivable	1.12%	1.28%

Allowance for loan losses as a percentage of nonperforming loans	—%	132.70%

Average loans outstanding during the period	$135,745	103,141

Period end total loans receivable	$155,193	122,478

Nonperforming loans, end of period	$—	$1,177

     At December 31, 2004 and 2003 the allowance was allocated as follows:

	At December 31,
	2004		2003
		%		%
		of Loans		of Loans
		to Total		to Total
	Amount	Loans	Amount	Loans
	($ in thousands)
Real estate	$1,440	83.8%	$1,274	88.0%
Commercial	239	12.2	270	10.6
Consumer and home equity	62	4.0	18	1.4

Total	$1,741	100.0%	$1,562	100.0%

Investment Securities

     The following table sets forth the carrying amount of the Bank’s investment portfolio:

	At December 31,
	2004	2003	2002
	($ in thousands)
Held to maturity-
Mortgage-backed securities	$7,142	2,833	—
Municipal securities – tax exempt	6,153	—	—

Total securities held to maturity	$13,295	2,833	—

Securities available-for-sale:
Mortgage-backed securities	$7,645	9,694	11,152
Municipal securities – tax exempt	501	1,138	622
U.S. Government agency	—	—	504

Total securities available-for-sale	$8,146	10,832	12,278

Federal Home Loan Bank stock	$—	550	183

Federal funds sold	$2,146	4,146	3,104

Interest-earning deposits	$75	156	2,033

     During 2004, the Bank held several tax-exempt securities in its investment portfolio. The average balance of these securities was approximately $5.5 million for the year ended December 31, 2004. The Bank earned approximately $211,000 during 2004 on these investments. The tax equivalent yield on these securities at December 31, 2004 was 5.96%.

     The carrying amount and weighted average yields for investments at December 31, 2004 are shown below ($ in thousands):

				Weighted
	Mortgage	Municipal		Average
Maturing In	Backed	Securities	Total	Yields
After 1 through 5 years	$2,558	—	2,558	3.12%
After 5 through 10 years	2,503	663	3,166	3.77%
After 10 years	9,726	5,991	15,717	3.91%

Total	$14,787	6,654	21,441	3.80%

     The Bank has adopted Statement of Financial Accounting Standards No. 115 (“FAS 115”), which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. As a result of the adoption of FAS 115, under which the Bank expects to continue to hold its investment securities classified as available-for-sale, changes in the underlying market values of such securities can have a material adverse effect on the Bank’s capital position. Typically, an increase in interest rates results in a decrease in underlying market value and a decrease in the level of principal repayments on mortgage-backed securities. As a result of changes in market interest rates, changes in the market value of available-for-sale securities resulted in decreases of $12,000 and $162,000 in stockholders’ equity during the years ended December 31, 2004 and December 31, 2003, respectively. These fluctuations in stockholders’ equity represent the after-tax impact of changes in interest rates on the value of these investments.

Deposit Activities

     Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. The distribution by type of the Bank’s deposit accounts was as follows:

			At December 31,
		2004		2003		2002
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
			($in thousands)
Noninterest-bearing deposits	$24,075	15.8%	$15,407	12.5%	$9,034	9.6%
Money-market accounts	29,791	19.5	23,583	19.1	7,986	8.5
NOW accounts	11,984	7.9	4,865	3.9	4,663	5.0
Savings	8,507	5.6	8,025	6.5	12,094	12.9

Subtotal	74,357	48.8	51,880	42.0	33,777	36.0

Time deposits:
1.00-1.99%	6,132	4.0	31,132	25.2	1,716	1.8
2.00-2.99%	61,321	40.3	25,450	20.6	18,558	19.8
3.00-3.99%	7,842	5.1	12,434	10.1	26,992	28.8
4.00-4.99%	1,643	1.1	1,430	1.1	5,585	6.0
5.00-5.99%	1,137	0.7	1,184	1.0	7,143	7.6

Total time deposits	78,075	51.2	71,630	58.0	59,994	64.0

Total deposits	$152,432	100.0%	$123,510	100.0%	$93,771	100.0%

     The Bank’s deposits increased during the year 2004, from $123.5 to $152.4 million at December 31, 2004, an increase of $28.9 million or 23.4%. The increase in deposits from December 31, 2003 to December 31, 2004 was primarily attributable to an increase of certificate of deposits and a concentrated effort to emphasize transaction and money market accounts in order to fund the Bank’s loan growth for the year.

     Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates.

The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy — Capital Requirements.” As of December 31, 2004 and December 31, 2003, the Bank met the definition of a “well capitalized” depository institution.

     The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

     Time deposits of $100,000 and over, public fund deposits and other large deposit accounts tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect the Bank’s liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect the Bank’s earnings. However, the converse is true in a falling interest rate market where such short-term deposits are more favorable to the Bank.

     Time deposits of $100,000 and over mature as follows:

		At December 31,
	2004	2003	2002
		(In thousands)
Due in three months or less	$3,999	5,059	7,164
Due from three months to six months	4,371	8,020	2,641
Due from six months to one year	12,764	1,900	3,885
Due over one year	8,392	840	3,540

Total	$29,526	15,819	17,230

Borrowings

     During 2003, the Company began entering into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

     The following summarizes these borrowings ($ in thousands):

	At or For the Year Ended
	December 31,
	2004	2003
	($in thousands)
Balance outstanding at year-end	$580	1,983
Average balance outstanding during the year	$1,821	2,055
Average interest rate paid	1.10%	1.10%
Maximum amount outstanding at any month-end during year	$3,400	2,300

     The Company also has an agreement with the Federal Home Loan Bank of Atlanta to borrow funds under a line of credit. The Company pledges certain loans under a blanket lien agreement and its investment in FHLB stock as collateral for these borrowings. The following summarizes the outstanding advances:

Maturity During	Interest Rate						Balance
The Year Ending	At December 31,				At December 31,
December 31,	2004		2003	2002	2004		2003	2002
					(In thousands)
2004	—%		3.40%	3.40%	$—		3,000	3,000
2005	1.72%		—%	—%	1,000		—	—
2006	2.39%		—%	—%	1,000		—	—
2006	2.58	%(1)	—%	—%	3,000			—
2007	2.93%		—%	—%	1,000		—	—
2008	1.92%		1.92%	—%	3,000		3,000	—
2008	1.88%		1.88%	—%	5,000		5,000	—
2008	3.57%		—%	—%	1,000		—	—
2014	2.91%		—%	—%	3,000	(2)	—	—

					$18,000		11,000	3,000

(1)	Adjustable rate.

(2)	The outstanding amount of these advances are callable at the option of the FHLB, to the extent of $3.0 million in 2005, $5.0 million in 2006 and $3.0 million in 2009.

Results of Operations

     Net interest income, which constitutes the principal source of income for the Bank, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits and money-market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth the average interest earning assets and interest bearing liabilities, as well as the related earnings, costs of funds and yields for those years.

				Year Ended December 31,
		2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
				($in thousands)
Interest-earning assets:
Loans	$135,745	8,567	6.31%	$103,141	6,656	6.45%	$70,024	5,014	7.16%
Securities	21,576	797	3.69	11,434	375	3.28	7,799	391	5.01
Other (1)	6,099	107	1.75	5,710	58	1.03	8,149	127	1.56

Total interest-earning assets	163,420	9,471	5.80	120,285	7,089	5.89	85,972	5,532	6.43

Interest-bearing liabilities:
Deposits	116,563	2,278	1.95	95,748	2,088	2.18	69,278	2,166	3.13
Borrowings	19,335	380	1.97	8,724	192	2.21	3,106	101	3.27

Total interest-bearing liabilities	135,898	2,658	1.96	104,492	2,280	2.18	72,384	2,267	3.13

Net earning assets	$27,522			$15,813			$13,588

Net interest income		$6,813			$4,809			$3,265

Interest-rate spread			3.84%			3.71%			3.30%

Net interest margin (2)			4.17%			4.00%			3.80%

Ratio of average interest-earning assets to average interest-bearing
liabilities	120.3%			115.1%			118.8%

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.

(2)	Net interest margin is net interest income divided by total interest-earning assets.

     The following tables set forth certain information regarding changes in the Bank’s interest income and interest expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and the year ended December 31, 2003 as compared to the year ended December 31, 2002. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in the volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

			Year Ended December 31,
			2004 vs. 2003
		Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
		(In thousands)
Interest-earning assets:
Loans	$(144)	$2,103	$(48)	$1,911
Investments	47	333	42	422
Other	41	4	4	49

Total interest-earning assets	(56)	2,440	(2)	2,382

Interest-bearing liabilities:
Savings and NOW accounts	28	6	3	37
Money-market accounts	11	139	6	156
Time deposits	(248)	305	(60)	(3)
Borrowings	(21)	235	(26)	188

Total interest-bearing liabilities	(230)	685	(77)	378

Net change in net interest income	$174	$1,755	$75	$2,004

	Year Ended December 31,
	2003 vs. 2002
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
		(In thousands)
Interest-earning assets:
Loans	$(495)	$2,370	$(234)	$1,641
Investments	(135)	182	(63)	(16)
Other	(43)	(38)	13	(68)

Total interest-earning assets	(673)	2,514	(284)	1,557

Interest-bearing liabilities:
Savings and NOW accounts	(126)	27	(19)	(118)
Money-market accounts	(40)	177	(44)	93
Time deposits	(471)	563	(145)	(53)
Borrowings	(32)	182	(59)	91

Total interest-bearing liabilities	(669)	949	(267)	13

Net change in net interest income	$(4)	$1,565	$(17)	$1,544

Comparison of Results of Operations for 2004 to 2003

     General

     The Bank’s net income was $1,807,238 or $1.43 per share, for the year ended December 31, 2004. The Bank’s net income for the year ended December 31, 2003 was $794,327, or $.90 per share.

     Net interest income

     The Bank’s net interest income was $6.8 million for the year ended December 31, 2004 compared to $4.8 million for the year ended December 31, 2003, an increase of $2.0 million or 41.7%. The increase resulted from an increase in average earning assets of $43.1 million or 35.9%, and by reduced rates on interest-bearing liabilities. During the year ended December 31, 2004, interest income on investments and interest bearing cash equivalents increased by $471 thousand over the year ended December 31, 2003. The increase was due to higher interest rates, and by an increase of $10.5 million in average balances of investments and interest bearing cash equivalents from $17.1 million for the year ending December 31, 2003 to $27.6 million for the period ending December 31, 2004. During the year ending December 31, 2004, interest expense on interest bearing liabilities increased by $378 thousand over 2003. This increase was limited by an decrease in interest rates during the year. The average interest bearing liabilities increased by $31.4 million from $104.5 million for the year ended December 31, 2003 to $135.9 million for the year ended December 31, 2004.

     Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. For the year ended December 31, 2004 the provision for loan losses was $202,000, as compared to $440,500 for the year ended December 31, 2003. This decrease of $238,500 from 2003 to 2004 was primarily attributable to the decrease in non-performing loans of $1.2 million for adversely classified loans. As of December 31, 2004 and 2003, the allowance for loan losses was 1.12% and 1.28%, respectively, of total loans receivable.

     Noninterest Income

     Noninterest income is primarily composed of deposit service charges and fees, and loan origination fees for loans originated for third parties. Noninterest income was $904,093 for the year ended December 31, 2004 versus $803,232 for the year ended December 31, 2003, or an increase of $100,861, or 12.6%. This increase was attributable to loan origination fees for loans originated for third parties, and to net earnings on bank-owned life insurance.

     Noninterest Expenses

     During the year ended December 31, 2004, noninterest expenses increased to $4.7 million from $4.0 million during the year ended December 31, 2003, an increase of $0.7 million or 17.5%. The following narrative sets forth additional information on certain noninterest expense categories which had significant changes.

     During the year ended December 31, 2004, salaries and employee benefits increased to $2,667,427 from $2,120,616 for the year ended December 31, 2003, an increase of $546,811 or 25.8%. These increases were primarily due to an increase in the number of employees at the Bank commensurate with the growth of the Bank and annual compensation and benefit increases for employees.

     Data processing expense increased to $385,806 during the year ended December 31, 2004 from $313,629 during the year ended December 31, 2003, an increase of $72,177 or 23.0%. The increase in data processing expense from December 31, 2004 compared with December 31, 2003 was commensurate with the growth of the Bank.

     Income Tax Provision

     During the year ended December 31, 2004 the income tax provision was $995,684 compared to $416,236 for the year ended December 31, 2003. The blended income tax rate in effect for the Bank is 35.5%, compared to the statutory federal income tax rate of 34%, and Florida State income tax rate of 3.6%, net of the federal tax benefit attributable to the state tax. These rate differences result from permanent differences in both years and tax exempt income in 2004 and 2003.

Comparison of Results of Operation for 2003 to 2002

     General

     The Bank’s net income was $794,327, or $.90 per share, for the year ended December 31, 2003. The Bank’s net income for the year ended December 31, 2002 was $412,894, or $.47 per share.

     Net interest income

     The Bank’s net interest income was $4.8 million for the year ended December 31, 2003 compared to $3.3 million for the year ended December 31, 2002, an increase of $1.5 million or 45.4%. The increase resulted from an increase in average earning assets of $34.3 million or 40.0%, offset partially by reduced rates. During the year ended December 31, 2003, interest income on investments and interest bearing cash equivalents decreased by $84 thousand over the year ended December 31, 2002. The decrease was due to reduction of interest rates, offset by an increase of $1.2 million in average balances of investments and interest bearing cash equivalents from $15.9 million for the year ending December 31, 2002 to $17.1 million for the period ending December 31, 2003. During the year ending December 31, 2003, interest expense on interest bearing liabilities increased by $13 thousand over 2002. This increase was limited by an decrease in interest rates during the year. The average interest bearing liabilities increased by $32.1 million from $72.3 million for the year ended December 31, 2002 to $104.4 million for the year ended December 31, 2003.

     Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. For the year ended December 31, 2003 the provision for loan losses was $440,500, as compared to $362,250 for the year ended December 31, 2002. This increase of $78,250 from 2002 to 2003 was attributable to the increase in net loans of $37.4 million to $140.7 million for the year ended December 31, 2003. As of December 31, 2003 and 2002, the allowance for loan losses was 1.28% and 1.36%, respectively, of total loans receivable.

     Noninterest Income

     Noninterest income is primarily composed of deposit service charges and fees. Noninterest income was $803,232 for the year ended December 31, 2003 versus $504,253 for the year ended December 31, 2002, or an increase of $298,979, or 59.2%. This increase was attributable to service charges and NSF fees on deposit accounts resulting from a 70.5% increase in demand deposits, loan origination fees for loans originated for third parties, coupled with an attempt to minimize waived service charges.

     Noninterest Expenses

     During the year ended December 31, 2003, noninterest expenses increased to $4.0 million from $2.8 million during the year ended December 31, 2002, or an increase of 42.8%. The following narrative sets forth additional information on certain noninterest expense categories which had significant changes.

     During the year ended December 31, 2003, salaries and employee benefits increased to $2,120,616 from $1,319,521 for the year ended December 31, 2002, an increase of $801,095. These increases were primarily due to an increase in the number of employees at the Bank commensurate with the growth of the Bank and annual compensation and benefit increases for employees.

     Occupancy expense increased to $594,071 during the year ended December 31, 2003 from $370,288 during the year ended December 31, 2002, an increase of $223,783 or 60.4%. The reason for the increase in occupancy related expenses from December 31, 2003 compared with December 31, 2002 was due to opening of the new branch in May 2002 and operations center in June 2003.

     Income Tax Provision

     During the year ended December 31, 2003 the income tax provision was $416,236 compared to $233,151 for December 31, 2002. The blended income tax rate in effect for the Bank is 34.6%, compared to the statutory federal income tax rate of 34%, and Florida State income tax rate of 3.6%, net of the federal tax benefit attributable to the state tax. These rate differences result from permanent differences in both years and tax exempt income in 2003.

Asset/Liability Management

     A principal objective of the Company’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee which establishes policies and monitors results to control interest rate sensitivity.

     Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the Committee. The Committee uses internally generated reports to measure the Bank’s interest rate sensitivity. From these reports, the Committee can estimate the net earnings effect of various interest rate scenarios.

     As a part of the Company’s interest rate risk management policy, the Committee examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors the bank’s interest rate sensitivity “gap.” An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations.

     Principal among the Company’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Company’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Company’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Company’s net interest income. The Company seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Management anticipates that these accounts will continue to comprise a significant portion of the Company’s total deposit base. The Company also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. The Company also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow the Company to continue to earn a higher rate when the floating rate falls below the established floor rate.

     The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2004 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

				Over
	Under 3	3 to 12	1-5	Five
	Months	Months	Years	Years	Total
Interest-earning deposits	$75	—	—	—	75
Federal funds sold	2,146	—	—	—	2,146
Loans (1)	77,268	15,750	57,631	4,544	155,193
Securities (2)	739	2,218	11,830	7,762	22,549

Total rate-sensitive assets (earning assets)	$80,228	17,968	69,461	12,306	179,963

Money market (3)	29,791	—	—	—	29,791
Savings and NOW deposits (3)	20,491	—	—	—	20,491
Time deposits (3)	17,662	45,166	15,247	—	78,075
Other borrowings	580	1,000	14,000	3,000	18,580

Total rate-sensitive liabilities	$68,524	46,166	29,247	3,000	146,937

Gap (repricing differences)	$11,704	(28,198)	40,214	9,306	33,026

Cumulative Gap	$11,704	(16,494)	23,720	33,026

Cumulative GAP/total assets	6.2%	(8.7)%	12.6%	17.5%

Cumulative GAP/total earning assets	6.5%	(9.2)%	13.2%	18.4%

Total assets					$188,636

Total earning assets					$179,963

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over five years. Includes FHLB stock grouped in over five years.

(3)	Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.

Selected Quarterly Results

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$2,746	2,410	2,253	2,062	1,920	1,870	1,702	1,597
Interest expense	756	709	611	582	593	559	547	581
Net interest income	1,990	1,701	1,642	1,480	1,327	1,311	1,155	1,016
Provision for loan losses	—	—	69	133	94	82	154	111
Noninterest income	173	185	217	329	193	241	210	159
Noninterest expense	1,315	1,085	1,154	1,158	1,019	1,093	959	890
Earnings before income taxes	848	801	636	518	407	377	252	174
Net earnings	547	517	415	328	299	225	159	111
Basic earnings per common share	.45	.40	.32	.26	.34	.25	.18	.13
Diluted earnings per common share	.45	.40	.31	.24	.32	.25	.18	.12

Impact of Inflation and Changing Prices

     The financial statements and related financial data concerning the Company presented in this Proxy Statement have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7. Financial Statements

     The financial statements of the Company as of and for the year ended December 31, 2004 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information contained under the section captioned “Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2005, to be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 8A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Item 8B. Other Information

     Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” and “Section 16(a) Reporting Requirements” in the Proxy Statement, is incorporated herein by reference.

Item 10. Executive Compensation

     The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.1. The information contained in the section captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information contained in the section captioned “Directors” and under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

     The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits

3.1	Articles of Incorporation of Florida Choice Bankshares.

3.2	Form of Bylaws of Florida Choice Bankshares, Inc.

4.0	Form of Common Stock Certificate of Florida Choice Bankshares, Inc.

10.1	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Kenneth E. LaRoe.**

10.2	Form of Florida Choice Bank Employee Stock Option Plan. * /**

10.3	Form of Florida Choice Bank Director Stock Option Plan. * /**

10.4	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Robert L. Porter.**

10.5	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and John R. Warren.**

10.6	Employment Agreement, dated October 18, 2004, between Florida Choice Bank and Stephen R. Jeuck.**

13.1	Financial Statements

14.1	Code of Ethics

23.1	Consent of Hacker, Johnson & Smith PA

21.1	Subsidiaries of the Registrant

23.2	Consent of Osburn Henning and Company

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Florida Choice Bank’s Registration Statement on Form 10-SB filed with the FDIC on April 30, 2000.

**	Constitutes a management contract or compensation arrangement.

Item 14. Principal Accountant Fees and Services

     The information contained in the section captioned “Independent Certified Public Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mt. Dora, State of Florida, on the 22nd day of March, 2005.

FLORIDA CHOICE BANKSHARES, INC.
/s/ Kenneth E. LaRoe
Kenneth E. LaRoe
Chairman and Chief Executive Officer

/s/ Stephen R. Jeuck
Stephen R. Jeuck
Chief Financial Officer (Principal financing officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 22, 2005.

Signature	Title

/s/ Jeffrey D. Baumann, M.D.	Director
Jeffrey D. Baumann, M.D

/s/ W. Kelly Bowman, M.D.	Director
W. Kelly Bowman, M.D.

/s/ Derek C. Burke	Director
Derek C. Burke

/s/ Dominic T. Coletta	Director
Dominic T. Coletta

/s/ Kenneth E. LaRoe	Director
Kenneth E. LaRoe

/s/ Gordon G. Oldham, III	Director
Gordon G. Oldham, III

/s/ Robert L. Porter	Director
Robert L. Porter

/s/ John R. Warren	Director
John R. Warren

Florida Choice Bankshares, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2004

EXHIBIT INDEX

Exhibit
No.	Exhibit

3.1	Articles of Incorporation of Florida Choice Bankshares, Inc.

3.2	Form of Bylaws of Florida Choice Bankshares, Inc.

4.0	Form of Common Stock Certificate of Florida Choice Bankshares, Inc.

10.1	Employment Agreement dated February 28, 2005 between Florida Choice Bank and Kenneth E. LaRoe

10.4	Employment Agreement dated February 28, 2005 between Florida Choice Bank and Robert L. Porter

10.5	Employment Agreement dated February 28, 2005 between Florida Choice Bank and John R. Warren

10.6	Employment Agreement dated October 18, 2004 between Florida Choice Bank and Stephen R. Jeuck

13.1	Financial Statements of Florida Choice Bankshares, Inc. and Subsidiary

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officer

21.1	Subsidiaries of the Registrant

23.1	Consent of Hacker, Johnson & Smith PA

23.2	Consent of Osburn Henning and Company

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002