Form 10QSB
period 2005-03-31
FLORIDA CHOICE BANKSHARES, INC.
filed 2005-05-11
CIK 1311482

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

                             COMMISSION FILE NUMBER

                         FLORIDA CHOICE BANKSHARES, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             Florida                                  20-1990219
--------------------------------                  -------------------
  (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

18055 U.S. Highway 441, Mt. Dora, Florida               32757
-----------------------------------------             ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (352) 735-6161

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]
No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value                       2,185,075 shares outstanding
    $5 per share                                    at April 29, 2005
-----------------------                       -----------------------------

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         FLORIDA CHOICE BANKSHARES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                             PAGE
                                                                                            -----

     Condensed Consolidated Balance Sheets -
       at March 31, 2005 (Unaudited) and at December 31, 2004...........................        2

     Condensed Consolidated Statements of Earnings (Unaudited) -
       Three months ended March 31, 2005 and 2004.......................................        3

     Condensed Consolidated Statements of Stockholders' Equity (Unaudited) -
       Three months ended March 31, 2005 and 2004.......................................        4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three months ended March 31, 2005 and 2004.......................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited)...................      6-9

     Review by Independent Registered Public Accounting Firm............................       10

     Report of Independent Registered Public Accounting Firm............................       11

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.........................................    12-17

   ITEM 3.  CONTROLS AND PROCEDURES.....................................................       18

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS...........................................................       18

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER
     PURCHASES OF EQUITY SECURITIES.....................................................       18

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................       18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................       18

   ITEM 5.  OTHER INFORMATION...........................................................       18

   ITEM 6.  EXHIBITS....................................................................       19

SIGNATURES..............................................................................       20

                         FLORIDA CHOICE BANKSHARES, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           AT                AT
                                                                        MARCH 31,        DECEMBER 31,
                                                                          2005              2004
                                                                        ---------        ------------
                            ASSETS                                     (UNAUDITED)

Cash and due from banks                                                 $   7,749             2,816
Interest-earning deposits                                                      31                75
Federal funds sold                                                         11,182             2,146
                                                                        ---------          --------

                            Cash and cash equivalents                      18,962             5,037

Securities available for sale                                               7,611             8,146
Securities held to maturity                                                13,126            13,295
Loans, net of allowance for loan losses of $2,169 and $1,741              192,427           153,158
Premises and equipment, net                                                 5,430             5,261
Federal Home Loan Bank stock                                                1,142             1,108
Bank-owned life insurance                                                   1,385             1,371
Deferred tax asset                                                            530               479
Other assets                                                                1,098               781
                                                                        ---------          --------

                                  Total assets                          $ 241,711           188,636
                                                                        =========          ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Noninterest-bearing demand deposits                                 37,882            24,075
       Savings, NOW and money-market deposits                              75,771            50,282
       Time deposits                                                       76,823            78,075
                                                                        ---------          --------

                   Total deposits                                         190,476           152,432

       Federal Home Loan Bank advances                                     17,000            18,000
       Other borrowings                                                     1,653               580
       Other liabilities                                                    1,216               623
                                                                        ---------          --------

                   Total liabilities                                      210,345           171,635
                                                                        ---------          --------

Stockholders' equity:
       Preferred stock, $.01 par value, 1,000,000 shares authorized,
             no shares issued or outstanding                                    -                 -
       Common stock, $5 par value, 5,000,000 shares authorized,
             2,185,075 and 1,303,233 shares issued and outstanding         10,925             6,516
       Additional paid-in capital                                          18,029             8,335
       Retained earnings                                                    2,547             2,214
       Accumulated other comprehensive loss                                  (135)              (64)
                                                                        ---------          --------

                   Total stockholders' equity                              31,366            17,001
                                                                        ---------          --------

                   Total liabilities and stockholders' equity           $ 241,711           188,636
                                                                        =========          ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         FLORIDA CHOICE BANKSHARES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   ------------------
                                                                    2005         2004
                                                                   ------       -----
Interest income:
    Loans                                                          $2,850       1,880
    Securities                                                        202         175
    Other                                                              36           7
                                                                   ------       -----

            Total interest income                                   3,088       2,062
                                                                   ------       -----

Interest expense:
    Deposits                                                          809         507
    Borrowings                                                        122          75
                                                                   ------       -----

            Total interest expense                                    931         582
                                                                   ------       -----

            Net interest income                                     2,157       1,480

Provision for loan losses                                             425         133
                                                                   ------       -----

            Net interest income after provision for loan losses     1,732       1,347
                                                                   ------       -----

Noninterest income:
    Service charges and fees on deposit accounts                      134         132
    Gain on sale of securities available for sale                       -          27
    Net earnings on bank-owned life insurance                          14          15
    Other                                                              46         155
                                                                   ------       -----

            Total noninterest income                                  194         329
                                                                   ------       -----

Noninterest expense:
    Salaries and employee benefits                                    796         662
    Occupancy and equipment                                           173         153
    Data processing                                                   117          81
    Marketing and business development                                 68          64
    Printing and office supplies                                       66          53
    Other                                                             227         145
                                                                   ------       -----

            Total noninterest expense                               1,447       1,158
                                                                   ------       -----

Income before income taxes                                            479         518

            Income taxes                                              146         190
                                                                   ------       -----

Net income                                                         $  333         328
                                                                   ======       =====

Earnings per share:
    Basic                                                          $  .25         .26
                                                                   ======       =====

    Diluted                                                        $  .25         .25
                                                                   ======       =====

Dividends per share                                                $    -           -
                                                                   ======       =====

See accompanying Notes to Condensed Consolidated Financial Statements.

                         FLORIDA CHOICE BANKSHARES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                ($ IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                           COMMON STOCK                                COMPRE-
                                                       --------------------   ADDITIONAL               HENSIVE        TOTAL
                                                       NUMBER OF                PAID-IN    RETAINED    INCOME      STOCKHOLDERS'
                                                         SHARES     AMOUNT      CAPITAL    EARNINGS    (LOSS)         EQUITY
                                                       ---------    -------   ----------   --------  -----------   -------------
Balance at December 31, 2003                           1,033,225    $ 5,166        6,090        407      (52)         11,611
                                                                                                                     -------

Comprehensive income:
  Net income (unaudited)                                       -          -            -        328        -             328

  Net change in unrealized loss on securities
       available for sale, net of tax (unaudited)              -          -            -          -       68              68
                                                                                                                     -------

  Comprehensive income (unaudited)                                                                                       396

Proceeds from exercise of stock options (unaudited)        1,800          9           11          -        -              20

Proceeds from sale of common stock, net
  of offering costs of $45 (unaudited)                   268,208      1,341        2,234          -        -           3,575
                                                       ---------    -------       ------      -----      ---         -------

Balance at March 31, 2004 (unaudited)                  1,303,233    $ 6,516        8,335        735       16          15,602
                                                       =========    =======       ======      =====      ===         =======

Balance at December 31, 2004                           1,303,233      6,516        8,335      2,214      (64)         17,001
                                                                                                                     -------

Comprehensive income:
  Net income (unaudited)                                       -          -            -        333        -             333

  Net change in unrealized loss on securities
       available for sale, net of tax (unaudited)              -          -            -          -      (71)            (71)
                                                                                                                     -------

  Comprehensive income (unaudited)                                                                                       262
                                                                                                                     -------

Proceeds from the sale of common stock,
  net of offering costs of $6 (unaudited)                881,842      4,409        9,694          -        -          14,103
                                                       ---------    -------       ------      -----      ---         -------

Balance at March 31, 2005 (unaudited)                  2,185,075    $10,925       18,029      2,547     (135)         31,366
                                                       =========    =======       ======      =====      ===         =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         FLORIDA CHOICE BANKSHARES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  --------------------
                                                                                    2005        2004
                                                                                  --------     -------
Cash flows from operating activities:
    Net earnings                                                                  $    333         328
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Provision for loan losses                                                  425         133
            Depreciation and amortization                                               96          53
            Deferred income tax provision (benefit)                                     (8)         41
            Net amortization of premiums and discounts on securities                    11          13
            Gain on sale of securities available for sale                                -         (27)
            Gain on sale of SBA loan                                                     -         (98)
            Net earnings on bank-owned life insurance                                  (14)        (15)
            Net increase in other assets                                              (317)         (7)
            Net increase (decrease) in other liabilities                               593        (185)
                                                                                  --------     -------

                    Net cash provided by operating activities                        1,119         236
                                                                                  --------     -------

Cash flows from investing activities:
    Purchase of securities                                                               -     (10,526)
    Maturities, calls and principal repayments of securities                           579         184
    Proceeds from sale of securities available for sale                                  -         645
    Net increase in loans                                                          (39,694)     (7,343)
    Purchase of premises and equipment                                                (265)       (224)
    Purchase of Federal Home Loan Bank stock                                           (34)       (350)
                                                                                  --------     -------

                    Net cash used in investing activities                          (39,414)    (17,614)
                                                                                  --------     -------

Cash flows from financing activities:
    Net increase in deposits                                                        38,044       1,502
    Net increase in Federal Home Loan Bank advances
        and other borrowings                                                            73       7,294
    Net proceeds from sale of common stock                                          14,103       3,595
                                                                                  --------     -------

                    Net cash provided by financing activities                       52,220      12,391
                                                                                  --------     -------

Net increase (decrease) in cash and cash equivalents                                13,925      (4,987)

Cash and cash equivalents at beginning of period                                     5,037       7,203
                                                                                  --------     -------

Cash and cash equivalents at end of period                                        $ 18,962       2,216
                                                                                  ========     =======

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                  $    932         567
                                                                                  ========     =======

        Income taxes                                                              $     68         392
                                                                                  ========     =======

    Noncash transaction-
    Accumulated other comprehensive income (loss), net change in
        unrealized loss on securities available for sale, net of tax              $    (71)         68
                                                                                  ========     =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         FLORIDA CHOICE BANKSHARES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION. In the opinion of the management of Florida Choice Bankshares, Inc. (the "Holding Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

      The condensed consolidated financial statements include the accounts of the Holding Company and its subsidiary, Florida Choice Bank (the "Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The financial information and results for 2004 are those of the Bank as the Holding Company's merger with the Bank didn't become effective until January 1, 2005 (see further discussion below).

      The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of financial services to individual and corporate customers through its three banking offices located in Lake and Seminole Counties, Florida. During January 2005, the Bank opened its third banking office in Longwood, Seminole County, Florida.

   REORGANIZATION AND MERGER. On December 7, 2004, the Bank's stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The closing of the transaction followed receipt of approval from the banking regulatory agencies. On January 1, 2005, the Bank's stockholders exchanged their common stock for common stock of the Holding Company in a share exchange transaction. As a result, the 1,303,233 previously issued $5 par value common stock of the Bank were exchanged for 1,303,233 shares of the $5 par value common stock of the Holding Company. The transaction is accounted for as a reorganization of entities under common control at historical cost and the financial data for the periods presented include the results of the Holding Company and the Bank.

2. LOANS. The components of loans are summarized as follows (in thousands):

                                AT           AT
                             MARCH 31,   DECEMBER 31,
                               2005         2004
                             ---------   ------------
Real estate - mortgage       $ 164,628     130,024
Commercial                      21,936      18,981
Consumer and home equity         8,472       6,188
                             ---------    --------

    Total loans                195,036     155,193

Allowance for loan losses       (2,169)     (1,741)
Deferred loan fees, net           (440)       (294)
                             ---------    --------

    Loans, net               $ 192,427     153,158
                             =========    ========

                                                                     (continued)

                         FLORIDA CHOICE BANKSHARES, INC.

3. LOAN IMPAIRMENT AND LOAN LOSSES. An analysis of the change in the allowance for loan losses follows (in thousands):

                             THREE MONTHS ENDED
                                 MARCH 31,
                             ------------------
                               2005       2004
                             -------     ------
Balance at January 1         $ 1,741      1,562
Provision for loan losses        425        133
Net recoveries                     3          1
                             -------     ------

Balance at March 31          $ 2,169      1,696
                             =======     ======

      There were no impaired loans at March 31, 2005 or December 31, 2004 or during the three months ended March 31, 2005 or 2004. There were no loans on nonaccrual status or accruing loans past due ninety days or more at March 31, 2005 or December 31, 2004.

4. EARNINGS PER SHARE. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ----------------------
                                                               2005         2004
                                                             ---------    ---------
Weighted-average number of common shares outstanding used
     to calculate basic earnings per common share            1,313,031    1,250,181

Effect of dilutive stock options                                43,087       35,884
                                                             ---------    ---------

Weighted-average number of common shares outstanding used
     to calculate diluted earnings per common share          1,356,118    1,286,065
                                                             =========    =========

                                                                     (continued)

                         FLORIDA CHOICE BANKSHARES, INC.

5. STOCK OPTION PLANS. The Company has two stock option plans (the "Plans").
      One is for the benefit of selected key employees under which 107,124 options may be granted and the other is for the benefit of Directors under which 149,910 options may be granted. All options have ten-year terms. At March 31, 2005, there were 42,199 options available for future grants under the Plans. A summary of stock option transactions under the Plans for the three-month periods ended March 31, 2005 and 2004 follows ($ in thousands, except per share amounts):

                                     NUMBER        RANGE OF       WEIGHTED-    AGGREGATE
                                       OF           OPTION         AVERAGE      OPTION
                                     OPTIONS         PRICE          PRICE        PRICE
                                    --------     -------------    ---------    ---------
Outstanding at December 31, 2003     141,500     $ 10.00-13.10        10.37    $   1,467
Options exercised                     (1,800)      10.00-12.50        11.25          (20)
Options forfeited                     (3,250)      10.00-12.50        12.00          (39)
                                    --------                                   ---------

Outstanding at March 31, 2004        136,450     $ 10.00-13.10    $   10.32    $   1,408
                                    ========     =============    =========    =========

Outstanding at December 31, 2004     213,535       10.00-13.50        11.49        2,453
Options forfeited                     (1,100)            13.50        13.50          (15)
                                    --------                                   ---------

Outstanding at March 31, 2005        212,435     $ 10.00-13.50    $   11.48    $   2,438
                                    ========     =============    =========    =========

      Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, "SFAS No. 123") encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided proforma disclosures of net earnings and other disclosures, as if the fair value based method of accounting had been applied.

                                                                     (continued)

                         FLORIDA CHOICE BANKSHARES, INC.

5. STOCK OPTION PLANS, CONTINUED. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The following table illustrates the effect on net earnings as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  ------------------
                                                                  2005          2004
                                                                  -----         ----
Net earnings, as reported                                         $ 333          328

Deduct: Total stock-based employee compensation
     determined under the fair value based method for
     all awards, net of related tax benefit                         (21)          (3)
                                                                  -----         ----

Proforma net earnings                                             $ 312          325
                                                                  =====         ====

Basic earnings per share:
     As reported                                                  $ .25          .26
                                                                  =====         ====

     Proforma                                                     $ .24          .26
                                                                  =====         ====

Diluted earnings per share:
     As reported                                                  $ .25          .25
                                                                  =====         ====

     Proforma                                                     $ .23          .25
                                                                  =====         ====

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement requires a public entity, such as the Company, to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company's future consolidated financial statements.

6. PRIVATE PLACEMENT OFFERING. During 2005, the Company began a private placement offering of its common stock. The Company expects to raise approximately $19 million from this offering. After breaking initial escrow on March 31, 2005, the Company recorded net proceeds of $14.1 million from the sale of 881,842 shares of common stock through that date.

7. RECLASSIFICATIONS. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

                         FLORIDA CHOICE BANKSHARES, INC.

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of and for the three-month period ended March 31, 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Florida Choice Bankshares, Inc.
Mount Dora, Florida:

      We have reviewed the accompanying condensed consolidated balance sheet of Florida Choice Bankshares, Inc. (the "Company") as of March 31, 2005, and the related condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 29, 2005

                         FLORIDA CHOICE BANKSHARES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      Florida Choice Bankshares, Inc. (the "Company") is a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company became the holding company for Florida Choice Bank (the "Bank") on January 1, 2005. The Bank is a Florida state-chartered commercial bank, which commenced operations in May 1999. The Bank is a full service commercial bank, providing a variety of business and consumer financial services in its target marketplace, which is comprised primarily of Lake, Seminole and Orange Counties in Florida. The Bank is headquartered in Mt. Dora, Florida and also operates two branch offices in Clermont and Longwood, Florida.

      On December 7, 2004, the Bank's stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The closing of the transaction followed receipt of approval from the banking regulatory agencies. On January 1, 2005, the Bank's stockholders exchanged their common stock for common stock of the Holding Company in a share exchange transaction. As a result, the 1,303,233 previously issued $5 par value common stock of the Bank were exchanged for 1,303,233 shares of the $5 par value common stock of the Holding Company. The transaction is accounted for as a reorganization of entities under common control at historical cost and the financial data for the periods presented include the results of the Holding Company and the Bank.

      The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

      The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of the Bank provide customers with extended banking hours. The Bank does not have trust powers and, accordingly, no trust services are provided.

      The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

                         FLORIDA CHOICE BANKSHARES, INC.

      As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

CAPITAL RESOURCES, COMMITMENTS AND CAPITAL REQUIREMENTS

      The Company's principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

      The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

      The following table summarizes the Company's contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2005 (in thousands):

CONTRACTUAL OBLIGATIONS                                           TOTAL
--------------------------------                                ---------
Time deposit maturities                                         $  76,823
Federal Home Loan Bank advances                                    17,000
Other borrowings                                                    1,653
Operating leases                                                      551
Loan commitments                                                   38,227
Standby letters of credit                                           2,300
Undisbursed line of credit loans                                   54,289
                                                                ---------

Total                                                           $ 190,843
                                                                =========

      Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

                         FLORIDA CHOICE BANKSHARES, INC.

REGULATORY CAPITAL REQUIREMENTS

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Company, on a consolidated basis, was not subject to the below requirements at December 31, 2004 due to the Company's reorganization and the merger's effective date being January 1, 2005. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered "adequately capitalized". If the actual amounts exceed the requirements of "adequately capitalized", and meet even more stringent minimum standards, they are considered "well capitalized". Management believes as of March 31, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

      The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at March 31, 2005 and December 31, 2004, and the minimum required amounts and percentages ($ in thousands).

                                                                                          MINIMUM
                                                                                         TO BE WELL
                                                                                      CAPITALIZED UNDER
                                                             MINIMUM CAPITAL         PROMPT CORRECTIVE
                                          ACTUAL               REQUIREMENT           ACTION PROVISIONS
                                   -------------------     ------------------       -------------------
                                    AMOUNT         %        AMOUNT        %          AMOUNT         %
                                   --------      -----     --------      ----       --------      -----
AS OF MARCH 31, 2005:
    Total capital to Risk-
     Weighted assets:
         Consolidated              $ 33,670      16.14%    $ 16,694      8.00%      $ N/A         N/A
         Bank                        33,697      16.15       16,694      8.00         20,868      10.00
    Tier I Capital to Risk-
     Weighted Assets:
         Consolidated                31,501      15.10        8,347      4.00         N/A          N/A
         Bank                        31,528      15.11        8,347      4.00         12,521       6.00
    Tier I Capital
     to Average Assets:
         Consolidated                31,501      14.80        8,512      4.00         N/A          N/A
         Bank                        31,528      14.82        8,512      4.00         10,640       5.00

AS OF DECEMBER 31, 2004:
    Total capital to Risk-
     Weighted assets                 18,806      11.40       13,152      8.00         16,439      10.00
    Tier I Capital to Risk-
     Weighted Assets                 17,065      10.40        6,576      4.00          9,864       6.00
    Tier I Capital
     to Adjusted Total Assets        17,065       9.20        7,451      4.00          9,314       5.00

                         FLORIDA CHOICE BANKSHARES, INC.

      The following table shows selected ratios for the periods ended or at the dates indicated:

                                                           THREE MONTHS                          THREE MONTHS
                                                               ENDED           YEAR ENDED            ENDED
                                                             MARCH 31,        DECEMBER 31,         MARCH 31,
                                                               2005               2004               2004
                                                           ------------       ------------       ------------
Average equity as a percentage
   of average assets                                            8.19%              9.00%              8.65%

Total equity to total assets at end of period                  12.98%              9.00%              9.66%

Return on average assets (1)                                     .63%              1.05%               .84%

Return on average equity (1)                                    7.64%             11.60%              9.70%

Noninterest expense to average assets (1)                       2.72%              2.73%              2.96%

Nonperforming loans to total loans at end of period                -%                 -%               .75%

(1)   Annualized for the three months ended March 31, 2005 and 2004.

(2) Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

                                                               THREE                            THREE
                                                           MONTHS ENDED      YEAR ENDED      MONTH ENDED
                                                            MARCH 31,       DECEMBER 31,      MARCH 31,
                                                               2005            2004             2004
                                                           ------------     ------------     -----------
Loans                                                          6.56%           6.31%            5.99%
Securities                                                     3.81%           3.69%            3.64%
Other interest-earning assets                                  2.83%           1.75%             .94%
All interest-earning assets                                    6.17%           5.80%            5.58%
Interest-bearing deposits                                      2.31%           1.95%            1.88%
Borrowings                                                     2.39%           1.97%            1.86%
All interest-bearing liabilities                               2.35%           1.96%            1.88%
Interest-rate spread                                           3.82%           3.84%            3.70%

CHANGES IN FINANCIAL CONDITION

Total assets increased $53.1 million or 28.1%, from $188.6 million at December 31, 2004 to $241.7 million at March 31, 2005, primarily as a result of a $39.3 million increase in net loans and an increase in cash and cash equivalents of $13.9 million. Deposits increased $38.0 million from $152.4 million at December 31, 2004 to $190.5 million at March 31, 2005. The $14.4 million net increase in stockholders' equity during the three months ended March 31, 2005 resulted primarily from net proceeds from the sale of common stock of $14.1 million and net income of $333,000.

                         FLORIDA CHOICE BANKSHARES, INC.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yields and costs include certain fees which are considered to constitute adjustments to yields.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------------------------
                                                                                2005                        2004
                                                                   -------------------------------   ------------------
                                                                   INTEREST   AVERAGE                INTEREST  AVERAGE
                                                       AVERAGE        AND      YIELD/    AVERAGE       AND      YIELD/
                                                       BALANCE     DIVIDENDS   RATE      BALANCE    DIVIDENDS    RATE
                                                      ---------    ---------  -------   ----------  ---------  --------
                                                                           ($ IN THOUSANDS)
Interest-earning assets:
    Loans                                             $ 173,857        2,850     6.56%  $  125,508      1,880      5.99%
    Securities                                           21,188          202     3.81       19,249        175      3.64
    Other (1)                                             5,097           36     2.83        2,971          7       .94
                                                      ---------    ---------            ----------  ---------

          Total interest-earning assets                 200,142        3,088     6.17      147,728      2,062      5.58
                                                                   ---------                        ---------

Noninterest-earning assets                               12,832                              8,713
                                                      ---------                         ----------

          Total assets                                $ 212,974                         $  156,441
                                                      =========                         ==========

Interest-bearing liabilities:
    Deposits                                            140,083          809     2.31      107,754        507      1.88
    Borrowings                                           20,460          122     2.39       16,087         75      1.86
                                                      ---------    ---------            ----------  ---------

          Total interest-bearing liabilities            160,543          931     2.35      123,841        582      1.88
                                                                   ---------                        ---------

Noninterest-bearing deposits                             33,988                             17,912
Noninterest-bearing liabilities                           1,003                              1,157
Stockholders' equity                                     17,440       13,531
                                                      ---------    ---------

          Total liabilities and stockholders' equity  $ 212,974                         $  156,441
                                                      =========                         ==========

Net interest income                                                $   2,157                        $   1,480
                                                                   =========                        =========

Interest-rate spread                                                             3.82%                             3.70%
                                                                              =======                          ========

Net interest margin (2)                                                          4.31%                             4.01%
                                                                              =======                          ========

Ratio of interest-earning assets to
    interest-bearing liabilities                           1.25                               1.19
                                                      =========                         ==========

(1) Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2) Net interest margin is annualized net interest income divided by average interest-earning assets.

                         FLORIDA CHOICE BANKSHARES, INC.

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

GENERAL OPERATING RESULTS. Net income for the three-month period ended March 31, 2005 was $333,000, or $.25 per basic and diluted share, compared to $328,000, or $.26 per basic share and $.25 per diluted share, for the comparable period in 2004. The $5,000 increase in net income resulted primarily from an increase net interest income of $677,000, partially offset by a $292,000 increase in provision for loan losses and a $289,000 increase in noninterest expense.

INTEREST INCOME. Interest income increased $1.0 million to $3.1 million for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The increase was due to an increase in the average yield earned on interest-earning assets from 5.58% for the three months ended March 31, 2004 to 6.17% for the three months ended March 31, 2005 and a $52.4 million or 35.5% increase in average interest-earning assets outstanding for the three months ended March 31, 2005 as compared to the 2004 period.

INTEREST EXPENSE. Interest expense increased $349,000 or 60.0%, from $582,000 for the three-month period ended March 31, 2004 to $931,000 for the three-month period ended March 31, 2005. The increase was primarily due to an increase of $36.7 million or 29.6% in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 1.88% for the three months ended March 31, 2004 to 2.35% for the comparable 2005 period. Average interest-bearing deposits increased from $107.8 million outstanding during the three months ended March 31, 2004 to $140.1 million outstanding during the comparable period for 2005. Average borrowings increased from $16.1 million during the three months ended March 31, 2004 to $20.5 million for the comparable 2005 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company's charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2005 and 2004 of $425,000 and $133,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $2.2 million or 1.11% of gross loans at March 31, 2005 is adequate.

NONINTEREST INCOME. Noninterest income decreased $135,000 or 41.0% from $329,000 during the 2004 period to $194,000 during the 2005 period. The decrease was primarily due to a $109,000 decrease in other noninterest income. The large decrease in other noninterest income resulted primarily from a $98,000 gain on sale of a SBA loan recognized in 2004, with no other loan sales in 2005.

NONINTEREST EXPENSE. Noninterest expense increased by $289,000 or 25.0% from $1.2 million for the three-month period ended March 31, 2004 to $1.4 million for the three-month period ended March 31, 2005. The increase was primarily due to increases of $134,000 in salaries and employee benefits, $20,000 in occupancy and equipment expense, $36,000 in data processing expense, and $82,000 in other noninterest expense, all related to the overall growth of the Company.

INCOME TAXES. Income taxes were $190,000 for the three-month period ended March
      31, 2004 (an effective tax rate of 36.7%) and $146,000 (an effective tax rate of 30.5%) for the corresponding period in 2005. The decrease in the effective tax rate in 2005 resulted from an increase in tax-exempt income.

                         FLORIDA CHOICE BANKSHARES, INC.

ITEM  3. CONTROLS AND PROCEDURES

      a. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

      b. Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      There are no material pending legal proceeding to which Florida Choice Bankshares, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On March 31, 2005, the Company sold 881,842 shares of its common stock in a private placement transaction at $16.00 per share in cash or $14,109,472 in the aggregate (before deduction of offering expenses). No underwriting discounts or commissions were paid by the Company in connection with the sale of shares. The shares were sold in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, without any advertising or general solicitation. The shares were offered by officers and directors of the Company, none of whom received a commission for such sales.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM  5. OTHER INFORMATION

      Not applicable

                         FLORIDA CHOICE BANKSHARES, INC.

ITEM  6. EXHIBITS

      (a)   The following exhibits are filed as part of this report.

          3.1   Articles of Incorporation of Florida Choice Bankshares, Inc. **

          3.2   Form of Bylaws of Florida Choice Bankshares, Inc. **

          4.0 Form of Common Stock Certificate of Florida Choice Bankshares, Inc. **

          10.1 Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Kenneth E. LaRoe. **/***

          10.2  Form of Florida Choice Bank Employee Stock Option Plan. * /***

          10.3  Form of Florida Choice Bank Director Stock Option Plan. * /***

          10.4 Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Robert L. Porter. **/***

          10.5 Employment Agreement, dated February 28, 2005, between Florida Choice Bank and John R. Warren. **/***

          10.6 Employment Agreement, dated October 18, 2004, between Florida Choice Bank and Stephen R. Jeuck. **/***

          10.7 Amendment No. 3 to Florida Choice Bankshares, Inc.'s Officers and Employees Stock Option Plan.

          10.8 Amendment No. 3 to Florida Choice Bankshares, Inc.'s Directors Stock Option Plan.

          14.1  Code of Ethics **

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

----------
* Incorporated by reference to Florida Choice Bank's Registration Statement on Form 10-SB filed with the FDIC on April 30, 2000.

** Incorporated by reference to the Company's Form 10-KSB filed with the SEC on March 22, 2005.

***   Constitutes a management contract or compensation arrangement.

                         FLORIDA CHOICE BANKSHARES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2005

                                  Florida Choice Bankshares, Inc.

                                  By: /s/ Kenneth E. LaRoe
                                      ------------------------------------------
                                  Name: Kenneth E. LaRoe, Chairman and
                                        Chief Executive Officer

                                  By: /s/ Stephen R. Jeuck
                                      ------------------------------------------
                                  Name: Stephen R. Jeuck, Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)