Form 10QSB
period 2005-06-30
FLORIDA CHOICE BANKSHARES, INC.
filed 2005-08-10
CIK 1311482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                     to
Commission file number
FLORIDA CHOICE BANKSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-1990219

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

18055 U.S. Highway 441, Mt. Dora, Florida	32757

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (352) 735-6161
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $5 per share	2,565,615 shares outstanding at August 5,2005
Transitional Small Business Disclosure Format: Yes ☐ No☑

FLORIDA CHOICE BANKSHARES, INC.

FLORIDA CHOICE BANKSHARES, INC.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At	At
	June 30,	December 31,
	2005	2004
	(unaudited)
Assets

Cash and due from banks	$7,495	2,816
Interest-earning deposits	72	75
Federal funds sold	1,351	2,146

Cash and cash equivalents	8,918	5,037

Securities available for sale	11,312	8,146
Securities held to maturity	17,283	13,295
Loans, net of allowance for loan losses of $2,806 and $1,741	241,015	153,158
Premises and equipment, net	7,662	5,261
Federal Home Loan Bank stock	1,907	1,108
Bank-owned life insurance	3,917	1,371
Deferred tax asset	507	479
Other assets	1,363	781

Total assets	$293,884	188,636

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	47,761	24,075
Savings, NOW and money-market deposits	89,674	50,282
Time deposits	79,488	78,075

Total deposits	216,923	152,432

Federal Home Loan Bank advances	34,000	18,000
Other borrowings	3,853	580
Other liabilities	1,016	623

Total liabilities	255,792	171,635

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5 par value, 5,000,000 shares authorized, 2,565,615 and 1,303,233 shares issued and outstanding	12,828	6,516
Additional paid-in capital	22,166	8,335
Retained earnings	3,168	2,214
Accumulated other comprehensive loss	(70)	(64)

Total stockholders’ equity	38,092	17,001

Total liabilities and stockholders’ equity	$293,884	188,636

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans	$3,694	2,025	6,544	3,905
Securities	258	222	460	397
Other	63	6	99	13

Total interest income	4,015	2,253	7,103	4,315

Interest expense:
Deposits	1,068	520	1,877	1,027
Borrowings	143	91	265	166

Total interest expense	1,211	611	2,142	1,193

Net interest income	2,804	1,642	4,961	3,122

Provision for loan losses	635	69	1,060	202

Net interest income after provision for loan losses	2,169	1,573	3,901	2,920

Noninterest income:
Service charges and fees on deposit accounts	154	134	288	266
Gain on sale of securities available for sale	—	—	—	27
Net earnings on bank-owned life insurance	32	14	46	29
Other	76	69	122	224

Total noninterest income	262	217	456	546

Noninterest expense:
Salaries and employee benefits	811	610	1,607	1,272
Occupancy and equipment	188	139	361	292
Data processing	135	87	252	168
Marketing and business development	68	74	136	138
Printing and office supplies	65	52	131	105
Other	244	192	471	337

Total noninterest expense	1,511	1,154	2,958	2,312

Earnings before income taxes	920	636	1,399	1,154

Income taxes	299	221	445	411

Net earnings	$621	415	954	743

Earnings per share:
Basic	$.27	.32	.53	.58

Diluted	$.26	.31	.51	.57

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2005 and 2004
($ in thousands)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive	Total
	Number of		Paid-In	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2003	1,033,225	$5,166	6,090	407	(52)	11,611

Comprehensive income:
Net earnings (unaudited)	—	—	—	743	—	743

Net change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	(101)	(101)

Comprehensive income (unaudited)						642

Proceeds from exercise of stock options (unaudited)	1,800	9	11	—	—	20

Proceeds from sale of common stock, net of offering costs of $45 (unaudited)	268,208	1,341	2,234	—	—	3,575

Balance at June 30, 2004 (unaudited)	1,303,233	$6,516	8,335	1,150	(153)	15,848

Balance at December 31, 2004	1,303,233	6,516	8,335	2,214	(64)	17,001

Comprehensive income:
Net earnings (unaudited)	—	—	—	954	—	954

Net change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	(6)	(6)

Comprehensive income (unaudited)						948

Proceeds from the sale of common stock, net of offering costs of $55 (unaudited)	1,262,382	6,312	13,831	—	—	20,143

Balance at June 30, 2005 (unaudited)	2,565,615	$12,828	22,166	3,168	(70)	38,092

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$954	743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,060	202
Depreciation and amortization	199	218
Deferred income tax benefit	(23)	(77)
Net amortization of premiums and discounts on securities	16	32
Gain on sale of securities available for sale	—	(27)
Gain on sale of SBA loan	—	(98)
Net earnings on bank-owned life insurance	(46)	(29)
Net (increase) decrease in other assets	(582)	54
Net increase (decrease) in other liabilities	393	(312)

Net cash provided by operating activities	1,971	706

Cash flows from investing activities:
Purchase of securities	(8,484)	(11,310)
Maturities, calls and principal repayments of securities	1,303	1,367
Proceeds from sale of securities available for sale	—	645
Net increase in loans	(88,917)	(15,163)
Purchase of premises and equipment	(2,600)	(984)
Purchase of Federal Home Loan Bank stock	(799)	(450)
Purchase of bank owned life insurance	(2,500)	—

Net cash used in investing activities	(101,997)	(25,895)

Cash flows from financing activities:
Net increase in deposits	64,491	11,369
Net increase in Federal Home Loan Bank advances and other borrowings	19,273	9,299
Net proceeds from sale of common stock	20,143	3,595

Net cash provided by financing activities	103,907	24,263

Net increase (decrease) in cash and cash equivalents	3,881	(926)

Cash and cash equivalents at beginning of period	5,037	7,203

Cash and cash equivalents at end of period	$8,918	6,277

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,103	1,202

Income taxes	$593	763

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(6)	(101)

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation. In the opinion of the management of Florida Choice Bankshares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005 and the results of operations for the three- and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three- and six-month periods ended June 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005.
The condensed consolidated financial statements include the accounts of the Holding Company and its subsidiary, Florida Choice Bank (the “Bank”) (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The financial information and results for 2004 are those of the Bank as the Holding Company’s merger with the Bank didn’t become effective until January 1, 2005 (see further discussion below).
The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its five banking offices located in Lake, Orange and Seminole Counties, Florida. During 2005, the Bank opened three banking offices in Longwood, Seminole County, Florida; Orlando, Orange County Florida; and in Leesburg, Lake County, Florida.
Reorganization and Merger. On December 7, 2004, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The closing of the transaction followed receipt of approval from the banking regulatory agencies. On January 1, 2005, the Bank’s stockholders exchanged their common stock for common stock of the Holding Company in a share exchange transaction. As a result, the 1,303,233 previously issued $5 par value common stock of the Bank were exchanged for 1,303,233 shares of the $5 par value common stock of the Holding Company. The transaction is accounted for as a reorganization of entities under common control at historical cost and the financial data for the periods presented include the results of the Holding Company and the Bank.
2. Loans. The components of loans are summarized as follows (in thousands):

	At	At
	June 30,	December 31,
	2005	2004
Real estate — mortgage	$206,529	130,024
Commercial	30,028	18,981
Consumer and home equity	7,960	6,188

Total loans	244,517	155,193

Allowance for loan losses	(2,806)	(1,741)
Deferred loan fees, net	(696)	(294)

Loans, net	$241,015	153,158

(continued)

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,169	1,696	1,741	1,562
Provision for loan losses	635	69	1,060	202
Net recoveries	2	—	5	1

Balance at June 30	$2,806	1,765	2,806	1,765

At June 30, 2005, there was one commercial loan on nonaccrual status and considered impaired. The balance at June 30, 2005 was approximately $1.1 million and the Bank had a specific reserve of $219,000 against it. There has been no interest received or recognized on this loan since it was considered impaired. There were no impaired loans or no loans on nonaccrual status or accruing loans past due ninety days or more at December 31, 2004.
4. Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	2,304,626	1,303,233	1,811,568	1,276,707

Effect of dilutive stock options	43,085	36,021	43,089	36,021

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	2,347,711	1,339,254	1,854,657	1,312,728

(continued)

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans. The Company has two stock option plans (the “Plans”). One is for the benefit of selected key employees under which 256,124 options may be granted and the other is for the benefit of Directors under which 240,910 options may be granted. Both plans were amended in 2005 to increase the authorized number of shares to these amounts. All options have ten-year terms. During 2005, 91,000 options were granted to Directors and immediately vested and 69,000 options were granted to employees and vest over a five-year period. At June 30, 2005, there were 122,799 options available for future grants under the Plans, all of which related to the Employee Plan. A summary of stock option transactions under the Plans for the six-month periods ended June 30, 2005 and 2004 follows ($ in thousands, except per share amounts):

	Number	Range of	Weighted-	Aggregate
	of	Option	Average	Option
	Options	Price	Price	Price
Outstanding at December 31, 2003	141,500	$10.00-13.10	10.37	$1,467
Options granted	2,000	13.50	13.50	27
Options exercised	(1,800)	10.00-12.50	11.25	(20)
Options forfeited	(3,250)	10.00-12.50	12.00	(39)

Outstanding at June 30, 2004	138,450	$10.00-13.50	$10.36	$1,435

Outstanding at December 31, 2004	213,535	10.00-13.50	11.49	2,453
Options granted	160,000	16.00	16.00	2,560
Options forfeited	(1,100)	13.50	13.50	(15)

Outstanding at June 30, 2005	372,435	$10.00-16.00	$13.42	$4,998

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided proforma disclosures of net earnings and other disclosures, as if the fair value based method of accounting had been applied.
(continued)

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans, Continued. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net earnings as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$621	415	954	743

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(359)	(2)	(380)	(5)

Proforma net earnings	$262	413	574	738

Basic earnings per share:
As reported	$.27	.32	.53	.58

Proforma	$.11	.32	.32	.58

Diluted earnings per share:
As reported	$.26	.31	.51	.57

Proforma	$.11	.31	.31	.56

Assumptions for grants made during the period:
Weighted-average risk free rate of return	4.25%	N/A	4.25%	4.88%

Annualized dividend yield	—%	N/A	—%	—%

Expected life of options	6.5 years	N/A	6.5 years	N/A

Expected stock price volatility	21.0%	N/A	21.0%	—%

Grant-date fair value per option of options issued during the period	$5.23	N/A	$5.23	$5.03

(continued)

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans, Continued. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires a public entity, such as the Company, to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s future consolidated financial statements.
6. Private Placement Offering. During 2005, the Company completed a private placement offering of its common stock. The Company sold 1,262,382 shares of common stock at $16 per share in connection with this offering.
7. Reclassifications. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

FLORIDA CHOICE BANKSHARES, INC.
Review by Independent Registered Public Accounting Firm
Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of and for the six-month period ended June 30, 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).
Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm
Florida Choice Bankshares, Inc.
Mount Dora, Florida:
     We have reviewed the accompanying condensed consolidated balance sheet of Florida Choice Bankshares, Inc. (the “Company”) as of June 30, 2005, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2005, and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Orlando, Florida
August 5, 2005

FLORIDA CHOICE BANKSHARES, INC.
Management’s Discussion and Analysis
General
Florida Choice Bankshares, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company became the holding company for Florida Choice Bank (the “Bank”) on January 1, 2005. The Bank is a Florida state-chartered commercial bank, which commenced operations in May 1999. The Bank is a full service commercial bank, providing a variety of business and consumer financial services in its target marketplace, which is comprised primarily of Lake, Seminole and Orange Counties in Florida. The Bank is headquartered in Mt. Dora, Florida and also operates four branch offices in Clermont, Leesburg, Orlando and Longwood, Florida.
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
The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.
The Bank provides a variety of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of the Bank provide customers with extended banking hours. The Bank does not have trust powers and, accordingly, no trust services are provided.
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

FLORIDA CHOICE BANKSHARES, INC.
As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.
Capital Resources, Commitments and Capital Requirements
The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.
The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance-sheet commitments to extend credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.
The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2005 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$79,488
Federal Home Loan Bank advances	34,000
Other borrowings	3,853
Operating leases	3,682
Loan commitments	31,475
Standby letters of credit	4,939
Undisbursed line of credit loans	79,305

Total	$236,742

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

FLORIDA CHOICE BANKSHARES, INC.
Regulatory Capital Requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Company, on a consolidated basis, was not subject to the below requirements at December 31, 2004 due to the Company’s reorganization and the merger’s effective date being January 1, 2005. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of June 30, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.
The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at June 30, 2005 and December 31, 2004, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of June 30, 2005:
Total capital to Risk-Weighted assets:
Consolidated	$40,969	15.21%	$21,542	8.00%	N/A	N/A
Bank	41,044	15.24	21,549	8.00	$26,937	10.00%
Tier I Capital to Risk-Weighted Assets:
Consolidated	38,163	14.17	10,771	4.00	N/A	N/A
Bank	38,238	14.20	10,775	4.00	16,162	6.00
Tier I Capital to Average Assets:
Consolidated	38,163	14.19	10,761	4.00	N/A	N/A
Bank	38,238	14.21	10,764	4.00	13,455	5.00

As of December 31, 2004:
Total capital to Risk-Weighted assets	18,806	11.40	13,152	8.00	16,439	10.00
Tier I Capital to Risk-Weighted Assets	17,065	10.40	6,576	4.00	9,864	6.00
Tier I Capital to Adjusted Total Assets	17,065	9.20	7,451	4.00	9,314	5.00

FLORIDA CHOICE BANKSHARES, INC.
The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2005	2004	2004
Average equity as a percentage of average assets	10.81%	9.00%	8.46%

Total equity to total assets at end of period	12.96%	9.00%	9.12%

Return on average assets (1)	.79%	1.05%	.92%

Return on average equity (1)	7.32%	11.60%	10.82%

Noninterest expense to average assets (1)	2.45%	2.73%	2.82%

Nonperforming loans to total loans at end of period (2)	.44%	—%	.42%

(1)	Annualized for the six months ended June 30, 2005 and 2004.

(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
The following table shows selected yields and rates during the periods indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2005	2004	2004
Loans	6.66%	6.31%	6.05%
Securities	3.88%	3.69%	3.65%
Other interest-earning assets	2.93%	1.75%	.94%
All interest-earning assets	6.26%	5.80%	5.62%
Interest-bearing deposits	2.48%	1.95%	1.87%
Borrowings	2.43%	1.97%	1.79%
All interest-bearing liabilities	2.47%	1.96%	1.86%
Interest-rate spread	3.79%	3.84%	3.76%
Changes in Financial Condition
Total assets increased $105.2 million or 55.8%, from $188.6 million at December 31, 2004 to $293.9 million at June 30, 2005, primarily as a result of a $87.9 million increase in net loans. Deposits increased $64.5 million from $152.4 million at December 31, 2004 to $216.9 million at June 30, 2005. The $21.1 million net increase in stockholders’ equity during the six months ended June 30, 2005 resulted primarily from net proceeds from the sale of common stock of $20.1 million and net income of $954,000.

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

	Three Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$218,929	3,694	6.75%	$135,520	2,025	6.11%
Securities	26,212	258	3.94	24,311	222	3.65
Other (1)	8,429	63	2.99	2,543	6	.94

Total interest-earning assets	253,570	4,015	6.33	159,374	2,253	5.65

Noninterest-earning assets	15,970			8,685

Total assets	$269,540			$168,059

Interest-bearing liabilities:
Deposits	162,885	1,068	2.62	111,556	520	1.86
Borrowings	23,112	143	2.47	21,103	91	1.72

Total interest-bearing liabilities	185,997	1,211	2.60	132,659	611	1.84

Noninterest-bearing deposits	48,410			18,930
Noninterest-bearing liabilities	405			2,543
Stockholders’ equity	34,728			13,927

Total liabilities and stockholders’ equity	$269,540			$168,059

Net interest income		$2,804			$1,642

Interest-rate spread			3.73%			3.81%

Net interest margin (2)			4.42%			4.12%

Ratio of interest-earning assets to interest-bearing liabilities	1.36			1.20

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$196,393	6,544	6.66%	$129,014	3,905	6.05%
Securities	23,700	460	3.88	21,780	397	3.65
Other (1)	6,763	99	2.93	2,757	13	.94

Total interest-earning assets	226,856	7,103	6.26	153,551	4,315	5.62

Noninterest-earning assets	14,401			8,699

Total assets	$241,257			$162,250

Interest-bearing liabilities:
Deposits	151,484	1,877	2.48	109,655	1,027	1.87
Borrowings	21,786	265	2.43	18,595	166	1.79

Total interest-bearing liabilities	173,270	2,142	2.47	128,250	1,193	1.86

Noninterest-bearing deposits	41,199			18,421
Noninterest-bearing liabilities	704			1,850
Stockholders’ equity	26,084			13,729

Total liabilities and stockholders’ equity	$241,257			$162,250

Net interest income		$4,961			$3,122

Interest-rate spread			3.79%			3.76%

Net interest margin (2)			4.37%			4.07%

Ratio of interest-earning assets to interest-bearing liabilities	1.31			1.20

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FLORIDA CHOICE BANKSHARES, INC.
Comparison of the Three-Month Periods Ended June 30, 2005 and 2004
General Operating Results. Net earnings for the three-month period ended June 30, 2005 was $621,000, or $.27 per basic share and $.26 per diluted share, compared to $415,000, or $.32 per basic share and $.31 per diluted share, for the comparable period in 2004. The $206,000 increase in net earnings resulted primarily from an increase net interest income of $1.2 million, partially offset by a $566,000 increase in provision for loan losses and a $357,000 increase in noninterest expense. Even though net earnings increased, earnings per share decreased due to the stock offering discussed in note 6 to the condensed consolidated financial statements.
Interest Income. Interest income increased $1.8 million to $4.0 million for the three-month period ended June 30, 2005, compared to the three-month period ended June 30, 2004. The increase was due to an increase in the average yield earned on interest-earning assets from 5.65% for the three months ended June 30, 2004 to 6.33% for the three months ended June 30, 2005 and a $94.2 million or 59.1% increase in average interest-earning assets outstanding for the three months ended June 30, 2005 compared to the 2004 period.
Interest Expense. Interest expense increased $600,000 or 98.2%, from $611,000 for the three-month period ended June 30, 2004 to $1.2 million for the three-month period ended June 30, 2005. The increase was primarily due to an increase of $53.3 million or 40.2% in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 1.84% for the three months ended June 30, 2004 to 2.60% for the comparable 2005 period. Average interest-bearing deposits increased from $111.6 million outstanding during the three months ended June 30, 2004 to $162.9 million outstanding during the comparable period for 2005. Average borrowings increased from $21.1 million during the three months ended June 30, 2004 to $23.1 million for the comparable 2005 period.
Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2005 and 2004 of $635,000 and $69,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $2.8 million or 1.15% of gross loans at June 30, 2005, is adequate.
Noninterest Income. Noninterest income increased $45,000 or 20.7% from $217,000 during the 2004 period to $262,000 during the 2005 period. The increase was primarily due to a $20,000 increase in service charges and fees on deposit accounts and a $18,000 increase in net earnings on bank-owned life insurance.
Noninterest Expense. Noninterest expense increased by $357,000 or 30.9% from $1.2 million for the three-month period ended June 30, 2004 to $1.5 million for the three-month period ended June 30, 2005. The increase was primarily due to increases of $201,000 in salaries and employee benefits, $49,000 in occupancy and equipment, $48,000 in data processing, and $52,000 in other, all related to the overall growth of the Company.
Income Taxes. Income taxes were $221,000 for the three-month period ended June 30, 2004 (an effective tax rate of 34.7%) and $299,000 (an effective tax rate of 32.5%) for the corresponding period in 2005. The decrease in the effective tax rate in 2005 resulted from an increase in tax-exempt income.

FLORIDA CHOICE BANKSHARES, INC.
Comparison of the Six-Month Periods Ended June 30, 2005 and 2004
General Operating Results. Net earnings for the six-month period ended June 30, 2005 was $954,000, or $.53 per basic share and $.51 per diluted share, compared to $743,000, or $.58 per basic share and $.57 per diluted share, for the comparable period in 2004. The $211,000 increase in net earnings resulted primarily from an increase net interest income of $1.8 million, partially offset by a $858,000 increase in provision for loan losses and a $646,000 increase in noninterest expense. Even though net earnings increased earnings per share decreased due to the stock offering discussed in note 6 to the condensed consolidated financial statements.
Interest Income. Interest income increased $2.8 million to $7.1 million for the six-month period ended June 30, 2005, compared to the six-month period ended June 30, 2004. The increase was due to an increase in the average yield earned on interest-earning assets from 5.62% for the six months ended June 30, 2004 to 6.26% for the six months ended June 30, 2005 and a $73.3 million or 47.7% increase in average interest-earning assets outstanding for the six months ended June 30, 2005 compared to the 2004 period.
Interest Expense. Interest expense increased $949,000 or 79.5%, from $1.2 million for the six-month period ended June 30, 2004 to $2.1 million for the six-month period ended June 30, 2005. The increase was primarily due to an increase of $45.0 million or 35.1% in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 1.86% for the six months ended June 30, 2004 to 2.47% for the comparable 2005 period. Average interest-bearing deposits increased from $109.7 million outstanding during the six months ended June 30, 2004 to $151.5 million outstanding during the comparable period for 2005. Average borrowings increased from $18.6 million during the six months ended June 30, 2004 to $21.8 million for the comparable 2005 period.
Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2005 and 2004 of $1.1 million and $202,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $2.8 million or 1.15% of gross loans at June 30, 2005, is adequate.
Noninterest Income. Noninterest income decreased $90,000 or 16.5% from $546,000 during the 2004 period to $456,000 during the 2005 period. The decrease was primarily due to a $102,000 decrease in other noninterest income. The large decrease in other noninterest income resulted primarily from a $98,000 gain on sale of a SBA loan recognized in 2004, with no other loan sales in 2005.
Noninterest Expense. Noninterest expense increased by $646,000 or 27.9% from $2.3 million for the six-month period ended June 30, 2004 to $3.0 million for the six-month period ended June 30, 2005. The increase was primarily due to increases of $335,000 in salaries and employee benefits, $69,000 in occupancy and equipment, $84,000 in data processing, and $134,000 in other, all related to the overall growth of the Company.
Income Taxes. Income taxes were $411,000 for the six-month period ended June 30, 2004 (an effective tax rate of 35.6%) and $445,000 (an effective tax rate of 31.8%) for the corresponding period in 2005. The decrease in the effective tax rate in 2005 resulted from an increase in tax-exempt income.

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
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceeding to which Florida Choice Bankshares, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the second quarter of 2005, the Company sold an additional 1,262,382 shares of its common stock in a private placement transaction at $16.00 per share in cash or $20,198,112 in the aggregate (before deduction of offering expenses). No underwriting discounts or commissions were paid by the Company in connection with the sale of shares. The shares were sold in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, without any advertising or general solicitation. The shares were offered by officers and directors of the Company, none of whom received a commission for such sales.
Item 3. Defaults upon Senior Securities
Not applicable

FLORIDA CHOICE BANKSHARES, INC.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders (the “Annual Meeting”) of Florida Choice Bankshares, Inc. was held on April 25, 2005 to vote on three proposals. 844,930 shares were represented in person or by proxy and the following summarizes the vote tallies for each proposal:
Proposal I. To elect the slate of Directors nominated for a term of one year.

		Withheld/
For	Against	Abstain
821,720	—	23,210

Proposal II. To amend the Officers’ and Employees’ Stock Option Plan to increase the number of authorized shares to 256,124.

		Withheld/
For	Against	Abstain
772,474	54,990	17,466

Proposal III. To amend the Directors’ Stock Option Plan to increase the number of authorized shares to 240,910.

		Withheld/
For	Against	Abstain
794,806	32,658	17,466

Item 5.Other Information
Not applicable

FLORIDA CHOICE BANKSHARES, INC.
Item 6. Exhibits
(a)	The following exhibits are filed as part of this report.

3.1	Articles of Incorporation of Florida Choice Bankshares, Inc. **

3.2	Form of Bylaws of Florida Choice Bankshares, Inc. **

4.0	Form of Common Stock Certificate of Florida Choice Bankshares, Inc. **

10.1	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Kenneth E. LaRoe. **/****

10.2	Form of Florida Choice Bank Employee Stock Option Plan. * /****

10.3	Form of Florida Choice Bank Director Stock Option Plan. * /****

10.4	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Robert L. Porter. **/****

10.5	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and John R. Warren. **/****

10.6	Employment Agreement, dated October 18, 2004, between Florida Choice Bank and Stephen R. Jeuck. **/****

10.7	Amendment No. 3 to Florida Choice Bankshares, Inc.’s Officers and Employees Stock Option Plan.***

10.8	Amendment No. 3 to Florida Choice Bankshares, Inc.’s Directors Stock Option Plan.***

14.1	Code of Ethics **

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Florida Choice Bank’s Registration Statement on Form 10-SB filed with the FDIC on April 30, 2000.

**	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2005.

***	Incorporated by reference to the Company’s Form 10QSB filed with the SEC on May 10, 2005.

****	Constitutes a management contract or compensation arrangement.

FLORIDA CHOICE BANKSHARES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 10, 2005

Florida Choice Bankshares, Inc.

By:	/s/ Kenneth E. LaRoe

Name:	Kenneth E. LaRoe, Chairman and
Chief Executive Officer

By:	/s/ Stephen R. Jeuck

Name:	Stephen R. Jeuck, Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)