Form 10QSB
period 2005-09-30
FLORIDA CHOICE BANKSHARES, INC.
filed 2005-11-04
CIK 1311482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $5 per share	2,565,615 shares outstanding at November 1, 2005
Transitional Small Business Disclosure Format:Yes  ☐  No  ☑

FLORIDA CHOICE BANKSHARES, INC.

FLORIDA CHOICE BANKSHARES, INC.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At	At
	September 30,	December 31,
	2005	2004
	(unaudited)
Assets

Cash and due from banks	$11,557	2,816
Interest-earning deposits	29	75
Federal funds sold	—	2,146

Cash and cash equivalents	11,586	5,037

Securities available for sale	27,295	8,146
Securities held to maturity	—	13,295
Loans, net of allowance for loan losses of $3,110 and $1,741	277,443	153,158
Premises and equipment, net	8,541	5,261
Federal Home Loan Bank stock	2,222	1,108
Bank-owned life insurance	3,958	1,371
Deferred tax asset	703	479
Other assets	1,554	781

Total assets	$333,302	188,636

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	59,542	24,075
Savings, NOW and money-market deposits	111,449	50,282
Time deposits	76,820	78,075

Total deposits	247,811	152,432

Federal Home Loan Bank advances	41,000	18,000
Other borrowings	4,126	580
Other liabilities	1,556	623

Total liabilities	294,493	171,635

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5 par value, 5,000,000 shares authorized, 2,565,615 and 1,303,233 shares issued and outstanding	12,828	6,516
Additional paid-in capital	22,165	8,335
Retained earnings	4,186	2,214
Accumulated other comprehensive loss	(370)	(64)

Total stockholders’ equity	38,809	17,001

Total liabilities and stockholders’ equity	$333,302	188,636

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans	$4,776	2,169	11,320	6,074
Securities	288	217	748	614
Other	52	24	151	37

Total interest income	5,116	2,410	12,219	6,725

Interest expense:
Deposits	1,342	601	3,219	1,628
Borrowings	275	108	540	274

Total interest expense	1,617	709	3,759	1,902

Net interest income	3,499	1,701	8,460	4,823

Provision for loan losses	300	—	1,360	202

Net interest income after provision for loan losses	3,199	1,701	7,100	4,621

Noninterest income:
Service charges and fees on deposit accounts	181	130	469	396
Gain on sale of securities available for sale	—	—	—	27
Net earnings on bank-owned life insurance	41	15	87	44
Other	76	40	198	264

Total noninterest income	298	185	754	731

Noninterest expense:
Salaries and employee benefits	957	615	2,564	1,887
Occupancy and equipment	306	138	667	430
Data processing	132	101	384	269
Marketing and business development	168	51	304	189
Printing and office supplies	93	30	224	135
Other	305	150	776	487

Total noninterest expense	1,961	1,085	4,919	3,397

Earnings before income taxes	1,536	801	2,935	1,955

Income taxes	518	284	963	695

Net earnings	$1,018	517	1,972	1,260

Earnings per share:
Basic	$.40	.40	.96	.98

Diluted	$.39	.39	.94	.95

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2005 and 2004
($ in thousands)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive	Total
	Number of		Paid-In	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2003	1,033,225	$5,166	6,090	407	(52)	11,611

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,260	—	1,260

Net change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	1	1

Comprehensive income (unaudited)						1,261

Proceeds from exercise of stock options (unaudited)	1,800	9	11	—	—	20

Proceeds from sale of common stock, net of offering costs of $45 (unaudited)	268,208	1,341	2,234	—	—	3,575

Balance at September 30, 2004 (unaudited)	1,303,233	$6,516	8,335	1,667	(51)	16,467

Balance at December 31, 2004	1,303,233	6,516	8,335	2,214	(64)	17,001

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,972	—	1,972

Net change in unrealized loss on securities available for sale, net of tax (unaudited)	—	—	—	—	(306)	(306)

Comprehensive income (unaudited)						1,666

Proceeds from the sale of common stock, net of offering costs of $56 (unaudited)	1,262,382	6,312	13,830	—	—	20,142

Balance at September 30, 2005 (unaudited)	2,565,615	$12,828	22,165	4,186	(370)	38,809

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,972	1,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,360	202
Depreciation and amortization	354	318
Deferred income tax benefit	(39)	(48)
Net amortization of premiums and discounts on securities	16	50
Gain on sale of securities available for sale	—	(27)
Gain on sale of SBA loan	—	(98)
Net earnings on bank-owned life insurance	(87)	(44)
Net increase in other assets	(773)	(135)
Net increase in other liabilities	933	604

Net cash provided by operating activities	3,736	2,082

Cash flows from investing activities:
Purchase of securities	(8,484)	(11,261)
Maturities, calls and principal repayments of securities	2,123	2,167
Proceeds from sale of securities available for sale	—	645
Net increase in loans	(125,645)	(19,948)
Purchase of premises and equipment	(3,634)	(1,114)
Purchase of Federal Home Loan Bank stock	(1,114)	(450)
Purchase of bank owned life insurance	(2,500)	—

Net cash used in investing activities	(139,254)	(29,961)

Cash flows from financing activities:
Net increase in deposits	95,379	22,246
Net increase in Federal Home Loan Bank advances and other borrowings	26,546	8,384
Net proceeds from sale of common stock	20,142	3,595

Net cash provided by financing activities	142,067	34,225

Net increase in cash and cash equivalents	6,549	6,346

Cash and cash equivalents at beginning of period	5,037	7,203

Cash and cash equivalents at end of period	$11,586	13,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,706	1,880

Income taxes	$1,054	750

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$(306)	1

Reclassify securities held to maturity to securities available for sale	$17,071	—

See accompanying Notes to Condensed Consolidated Financial Statements.

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation. In the opinion of the management of Florida Choice Bankshares, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005 and the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005.
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
The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of financial services to individual and corporate customers through its six banking offices located in Lake, Marion, Orange and Seminole Counties, Florida. During 2005, the Bank opened four banking offices in Longwood, Seminole County, Florida; Ocala, Marion County, Florida; Orlando, Orange County Florida; and in Leesburg, Lake County, Florida.
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
Acquisition Agreement. On October 27, 2005, the Holding Company entered into a merger agreement for the Holding Company to be acquired by Alabama National BanCorporation, a bank holding company with ten subsidiary banks, operating in Alabama, Florida and Georgia. Completion of the transaction is subject to approval by the stockholders of the Holding Company and various regulatory agencies.
(continued)

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
2. Loans. The components of loans are summarized as follows (in thousands):

	At	At
	September 30,	December 31,
	2005	2004
Real estate — mortgage	$228,522	130,024
Commercial	43,525	18,981
Consumer and home equity	9,176	6,188

Total loans	281,223	155,193

Allowance for loan losses	(3,110)	(1,741)
Deferred loan fees, net	(670)	(294)

Loans, net	$277,443	153,158

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,806	1,765	1,741	1,562
Provision for loan losses	300	—	1,360	202
Net recoveries (charge-offs)	4	(27)	9	(26)

Balance at September 30	$3,110	1,738	3,110	1,738

At September 30, 2005, there was one commercial loan on nonaccrual status and considered impaired. The balance at September 30, 2005 was approximately $46,000. There has been no interest received or recognized on this loan since it was considered impaired. The $1.1 million impaired loan at June 30, 2005 paid-off during the third quarter without any loss. There were no impaired loans or no loans on nonaccrual status or accruing loans past due ninety days or more at December 31, 2004.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	2,565,615	1,303,233	2,062,706	1,285,549

Effect of dilutive stock options	43,085	35,521	43,087	35,521

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	2,608,700	1,338,754	2,105,793	1,321,070

5. Stock Option Plans. The Company has two stock option plans (the “Plans”). One is for the benefit of selected key employees under which 256,124 options may be granted and the other is for the benefit of Directors under which 240,910 options may be granted. Both plans were amended in 2005 to increase the authorized number of shares to these amounts. All options have ten-year terms. During 2005, 91,000 options were granted to Directors and immediately vested and 69,000 options were granted to employees and vest over a five-year period. At September 30, 2005, there were 94,949 options available for future grants under the Plans, all of which related to the Employee Plan. A summary of stock option transactions under the Plans for the nine-month periods ended September 30, 2005 and 2004 follows ($ in thousands, except per share amounts):

	Number		Weighted-	Aggregate
	of	Range of	Average	Option
	Options	Option Price	Price	Price
Outstanding at December 31, 2003	141,500	$10.00-13.50	10.37	$1,467
Options granted	7,000	13.50	13.50	95
Options exercised	(1,800)	10.00-12.50	10.42	(20)
Options forfeited	(8,250)	10.00-13.50	12.24	(101)

Outstanding at September 30, 2004	138,450	$10.00-13.50	$10.41	$1,441

Outstanding at December 31, 2004	213,535	10.00-13.50	11.49	2,453
Options granted	188,000	16.00	16.00	3,008
Options forfeited	(1,850)	13.50-16.00	14.59	(27)

Outstanding at September 30, 2005	399,685	$10.00-16.00	$13.60	$5,434

(continued)

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans, Continued. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123R”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided proforma disclosures of net earnings and other disclosures, as if the fair value based method of accounting had been applied.
For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net earnings as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings, as reported	$1,018	517	1,972	1,260

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(50)	(2)	(430)	(8)

Proforma net earnings	$968	515	1,542	1,252

Basic earnings per share:
As reported	$.40	.40	.96	.98

Proforma	$.38	.40	.75	.98

Diluted earnings per share:
As reported	$.39	.39	.94	.95

Proforma	$.37	.39	.73	.95

(continued)

FLORIDA CHOICE BANKSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5. Stock Option Plans, Continued.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Assumptions for grants made during the period:
Weighted-average risk free rate of return	4.45%	4.88%	4.28%	4.88%

Annualized dividend yield	—%	—	—%	—%

Expected life of options	6.5 years	10 years	6.5 years	10 years

Expected stock price volatility	21.0%	—	21.0%	—%

Average grant-date fair value per option of options issued during the period	$5.32	5.02	$5.24	$5.03

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
7. Securities. On September 30, 2005, the Company reclassified all securities classified as held to maturity to available for sale. The carrying value of these securities on this date were approximately $17,071,000 and the unrealized loss relating the these securities was approximately $374,000. Management decided to reclassify these securities as part of its asset/liability management strategy and for future liquidity as the Bank expands its presence in the Central Florida market place.
8. Reclassifications. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

FLORIDA CHOICE BANKSHARES, INC.
Review by Independent Registered Public Accounting Firm
Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of and for the nine-month period ended September 30, 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).
Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm
Florida Choice Bankshares, Inc.
Mount Dora, Florida:
     We have reviewed the accompanying condensed consolidated balance sheet of Florida Choice Bankshares, Inc. (the “Company”) as of September 30, 2005, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month period ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Orlando, Florida
November 1, 2005

FLORIDA CHOICE BANKSHARES, INC.
Management’s Discussion and Analysis
General
Florida Choice Bankshares, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company became the holding company for Florida Choice Bank (the “Bank”) on January 1, 2005. The Bank is a Florida state-chartered commercial bank, which commenced operations in May 1999. The Bank is a full service commercial bank, providing a variety of business and consumer financial services in its target marketplace, which is comprised primarily of Lake, Marion, Seminole and Orange Counties in Florida. The Bank is headquartered in Mt. Dora, Florida and also operates five branch offices in Clermont, Leesburg, Ocala, Orlando and Longwood, Florida.
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
On October 27, 2005, the Holding Company entered into a merger agreement for the Holding Company to be acquired by Alabama National BanCorporation, a bank holding company with ten subsidiary banks, operating in Alabama, Florida and Georgia. Completion of the transaction is subject to approval by the stockholders of the Holding Company and various regulatory agencies.
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

FLORIDA CHOICE BANKSHARES, INC.
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
The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2005 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$76,820
Federal Home Loan Bank advances	41,000
Other borrowings	4,126
Operating leases	3,640
Loan commitments	77,478
Standby letters of credit	3,151
Undisbursed line of credit loans	94,730

Total	$300,945

Management believes that the Company has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

FLORIDA CHOICE BANKSHARES, INC.
Regulatory Capital Requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Company, on a consolidated basis, was not subject to the below requirements at December 31, 2004 due to the Company’s reorganization and the merger’s effective date being January 1, 2005. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Company and the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of September 30, 2005, the Company and the Bank meet the capital requirements for a “well capitalized” financial institution.
The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Company and the Bank at September 30, 2005 and December 31, 2004, and the minimum required amounts and percentages ($ in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	%	Amount	%	Amount	%
As of September 30, 2005:
Total capital to Risk- Weighted assets:
Consolidated	$42,289	13.69%	$24,708	8.00%	N/A	N/A
Bank	42,366	13.71	24,715	8.00	$30,894	10.00%
Tier I Capital to Risk- Weighted Assets:
Consolidated	39,179	12.69	12,354	4.00	N/A	N/A
Bank	39,256	12.71	12,358	4.00	18,537	6.00
Tier I Capital to Average Assets:
Consolidated	39,179	12.51	12,524	4.00	N/A	N/A
Bank	39,256	12.53	12,528	4.00	15,660	5.00

As of December 31, 2004:
Total capital to Risk- Weighted assets	18,806	11.40	13,152	8.00	16,439	10.00
Tier I Capital to Risk- Weighted Assets	17,065	10.40	6,576	4.00	9,864	6.00
Tier I Capital to Adjusted Total Assets	17,065	9.20	7,451	4.00	9,314	5.00

FLORIDA CHOICE BANKSHARES, INC.
The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2005	2004	2004
Average equity as a percentage of average assets	11.38%	9.00%	9.01%

Total equity to total assets at end of period	11.64%	9.00%	8.89%

Return on average assets (1)	.99%	1.05%	1.15%

Return on average equity (1)	8.70%	11.60%	12.80%

Noninterest expense to average assets (1)	2.47%	2.73%	2.42%

Nonperforming loans to total loans at end of period (2)	.02%	—%	—%

(1)	Annualized for the nine months ended September 30, 2005 and 2004.

(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
The following table shows selected yields and rates during the periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2005	2004	2004
Loans	6.93%	6.31%	6.12%
Securities	3.96%	3.69%	3.66%
Other interest-earning assets	3.24%	1.75%	1.22%
All interest-earning assets	6.54%	5.80%	5.65%
Interest-bearing deposits	2.65%	1.95%	1.91%
Borrowings	2.65%	1.97%	1.89%
All interest-bearing liabilities	2.65%	1.96%	1.91%
Interest-rate spread	3.89%	3.84%	3.74%
Changes in Financial Condition
Total assets increased $144.7 million or 76.7%, from $188.6 million at December 31, 2004 to $333.3 million at September 30, 2005, primarily as a result of a $124.3 million increase in net loans. Deposits increased $95.4 million from $152.4 million at December 31, 2004 to $247.8 million at September 30, 2005. The $21.8 million net increase in stockholders’ equity during the nine months ended September 30, 2005 resulted primarily from net proceeds from the sale of common stock of $20.1 million and net income of $2.0 million.

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

	Three Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)

Interest-earning assets:
Loans	$260,302	4,776	7.34%	$138,941	2,169	6.24%
Securities	28,239	288	4.08	23,544	217	3.69
Other (1)	5,098	52	4.08	6,612	24	1.45

Total interest-earning assets	293,639	5,116	6.97	169,097	2,410	5.70

Noninterest-earning assets	20,407			10,331

Total assets	$314,046			$179,428

Interest-bearing liabilities:
Deposits	182,210	1,342	2.95	121,172	601	1.98
Borrowings	37,893	275	2.90	20,752	108	2.08

Total interest-bearing liabilities	220,103	1,617	2.94	141,924	709	2.00

Noninterest-bearing deposits	53,226			20,449
Noninterest-bearing liabilities	2,266			897
Stockholders’ equity	38,451			16,158

Total liabilities and stockholders’ equity	$314,046			$179,428

Net interest income		$3,499			$1,701

Interest-rate spread			4.03%			3.70%

Net interest margin (2)			4.77%			4.02%

Ratio of interest-earning assets to interest-bearing liabilities	1.33			1.19

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$217,696	11,320	6.93%	$132,323	6,074	6.12%
Securities	25,213	748	3.96	22,368	614	3.66
Other (1)	6,208	151	3.24	4,042	37	1.22

Total interest-earning assets	249,117	12,219	6.54	158,733	6,725	5.65

Noninterest-earning assets	16,403			9,243

Total assets	$265,520			$167,976

Interest-bearing liabilities:
Deposits	161,726	3,219	2.65	113,494	1,628	1.91
Borrowings	27,155	540	2.65	19,314	274	1.89

Total interest-bearing liabilities	188,881	3,759	2.65	132,808	1,902	1.91

Noninterest-bearing deposits	45,208			19,097
Noninterest-bearing liabilities	1,225			911
Stockholders’ equity	30,206			15,160

Total liabilities and stockholders’ equity	$265,520			$167,976

Net interest income		$8,460			$4,823

Interest-rate spread			3.89%			3.74%

Net interest margin (2)			4.53%			4.05%

Ratio of interest-earning assets to interest-bearing liabilities	1.32			1.20

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.

(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

FLORIDA CHOICE BANKSHARES, INC.
Comparison of the Three-Month Periods Ended September 30, 2005 and 2004
General Operating Results. Net earnings for the three-month period ended September 30, 2005 was $1.0 million, or $.40 per basic share and $.39 per diluted share, compared to $517,000, or $.40 per basic share and $.39 per diluted share, for the comparable period in 2004. The $501,000 increase in net earnings resulted primarily from an increase net interest income of $1.8 million, partially offset by a $300,000 increase in provision for loan losses and a $876,000 increase in noninterest expense. Even though net earnings increased, earnings per share remained constant due to the stock offering discussed in note 6 to the condensed consolidated financial statements.
Interest Income. Interest income increased $2.7 million to $5.1 million for the three-month period ended September 30, 2005, compared to the three-month period ended September 30, 2004. The increase was due to an increase in the average yield earned on interest-earning assets from 5.70% for the three months ended September 30, 2004 to 6.97% for the three months ended September 30, 2005 and a $124.5 million or 73.7% increase in average interest-earning assets outstanding for the three months ended September 30, 2005 compared to the 2004 period.
Interest Expense. Interest expense increased $908,000 or 128.1%, from $709,000 for the three-month period ended September 30, 2004 to $1.6 million for the three-month period ended September 30, 2005. The increase was primarily due to an increase of $78.2 million or 55.1% in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 2.00% for the three months ended September 30, 2004 to 2.94% for the comparable 2005 period. Average interest-bearing deposits increased from $121.2 million outstanding during the three months ended September 30, 2004 to $182.2 million outstanding during the comparable period for 2005. Average borrowings increased from $20.8 million during the three months ended September 30, 2004 to $37.9 million for the comparable 2005 period.
Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2005 and 2004 of $300,000 and $0, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $3.1 million or 1.11% of gross loans at September 30, 2005, is adequate.
Noninterest Income. Noninterest income increased $113,000 or 61.1% from $185,000 during the 2004 period to $298,000 during the 2005 period. The increase was primarily due to a $51,000 increase in service charges and fees on deposit accounts and a $26,000 increase in net earnings on bank-owned life insurance.
Noninterest Expense. Noninterest expense increased by $876,000 or 80.7% from $1.1 million for the three-month period ended September 30, 2004 to $2.0 million for the three-month period ended September 30, 2005. The increase was primarily due to increases of $342,000 in salaries and employee benefits, $168,000 in occupancy and equipment and $366,000 in all other noninterest expenses, all related to the overall growth of the Company.
Income Taxes. Income taxes were $284,000 for the three-month period ended September 30, 2004 (an effective tax rate of 35.5%) and $518,000 (an effective tax rate of 33.7%) for the corresponding period in 2005. The decrease in the effective tax rate in 2005 resulted from an increase in tax-exempt income.

FLORIDA CHOICE BANKSHARES, INC.
Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004
General Operating Results. Net earnings for the nine-month period ended September 30, 2005 was $2.0 million, or $.96 per basic share and $.94 per diluted share, compared to $1.3 million, or $.98 per basic share and $.95 per diluted share, for the comparable period in 2004. The $712,000 increase in net earnings resulted primarily from an increase net interest income of $3.6 million, partially offset by a $1.2 million increase in provision for loan losses and a $1.5 million increase in noninterest expense. Even though net earnings increased, earnings per share decreased due to the stock offering discussed in note 6 to the condensed consolidated financial statements.
Interest Income. Interest income increased $5.5 million to $12.2 million for the nine-month period ended September 30, 2005, compared to the nine-month period ended September 30, 2004. The increase was due to an increase in the average yield earned on interest-earning assets from 5.65% for the nine months ended September 30, 2004 to 6.54% for the nine months ended September 30, 2005 and a $90.4 million or 56.9% increase in average interest-earning assets outstanding for the nine months ended September 30, 2005 compared to the 2004 period.
Interest Expense. Interest expense increased $1.9 million or 97.4%, from $1.9 million for the nine-month period ended September 30, 2004 to $3.8 million for the nine-month period ended September 30, 2005. The increase was primarily due to an increase of $56.1 million or 42.2% in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 1.91% for the nine months ended September 30, 2004 to 2.65% for the comparable 2005 period. Average interest-bearing deposits increased from $113.5 million outstanding during the nine months ended September 30, 2004 to $161.7 million outstanding during the comparable period for 2005. Average borrowings increased from $19.3 million during the nine months ended September 30, 2004 to $27.2 million for the comparable 2005 period.
Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, the Company’s charge-off experience, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2005 and 2004 of $1.4 million and $202,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $3.1 million or 1.11% of gross loans at September 30, 2005, is adequate.
Noninterest Income. Noninterest income increased $23,000 or 3.1% from $731,000 during the 2004 period to $754,000 during the 2005 period. The increase was primarily due to increases of $73,000 in service charges and fees on deposit accounts and $43,000 in net earnings on bank-owned life insurance. The decrease in other noninterest income resulted primarily from a $98,000 gain on sale of a SBA loan recognized in 2004, with no other loan sales in 2005.
Noninterest Expense. Noninterest expense increased by $1.5 million or 44.8% from $3.4 million for the nine-month period ended September 30, 2004 to $4.9 million for the nine-month period ended September 30, 2005. The increase was primarily due to increases of $677,000 in salaries and employee benefits, $237,000 in occupancy and equipment, and $608,000 in all other noninterest expenses, all related to the overall growth of the Company.
Income Taxes. Income taxes were $695,000 for the nine-month period ended September 30, 2004 (an effective tax rate of 35.5%) and $963,000 (an effective tax rate of 32.8%) for the corresponding period in 2005. The decrease in the effective tax rate in 2005 resulted from an increase in tax-exempt income.

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
Not applicable
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable

FLORIDA CHOICE BANKSHARES, INC.
Item 6. Exhibits
     (a) The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger, dated October 27, 2005, between Florida Choice Bankshares, Inc. and Alabama National BanCorporation.*****

3.1	Articles of Incorporation of Florida Choice Bankshares, Inc. **

3.2	Form of Bylaws of Florida Choice Bankshares, Inc. **

4.0	Form of Common Stock Certificate of Florida Choice Bankshares, Inc. **

10.1	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Kenneth E. LaRoe. **/****

10.2	Form of Florida Choice Bank Employee Stock Option Plan. * /****

10.3	Form of Florida Choice Bank Director Stock Option Plan. * /****

10.4	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Robert L. Porter. **/****

10.5	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and John R. Warren. **/****

10.6	Employment Agreement, dated October 18, 2004, between Florida Choice Bank and Stephen R. Jeuck. **/****

10.7	Amendment No. 3 to Florida Choice Bankshares, Inc.’s Officers and Employees Stock Option Plan.***

10.8	Amendment No. 3 to Florida Choice Bankshares, Inc.’s Directors Stock Option Plan.***

14.1	Code of Ethics **

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Florida Choice Bank’s Registration Statement on Form 10-SB filed with the FDIC on April 30, 2000.

**	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on March 22, 2005.

***	Incorporated by reference to the Company’s Form 10QSB filed with the SEC on May 10, 2005.

****	Constitutes a management contract or compensation arrangement.

*****	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 27. 2005.

FLORIDA CHOICE BANKSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: November 3, 2005

Florida Choice Bankshares, Inc.

By:	/s/ Kenneth E. LaRoe
Name:	Kenneth E. LaRoe, Chairman and Chief Executive Officer

By:	/s/ Stephen R. Jeuck
Name:	Stephen R. Jeuck, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)