Form 10KSB
period 2005-12-31
FLORIDA CHOICE BANKSHARES, INC.
filed 2006-03-28
CIK 1311482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
FLORIDA CHOICE BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-1990219 (I.R.S. Employer Identification No.)

18055 U.S. Highway 441, Mt. Dora, Florida (Address of principal executive offices)	32757 (Zip Code)
  Registrant’s telephone number, including area code: (352) 735-6161
  Securities registered pursuant to Section 12(b) of the Exchange Act: None
  Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $5.00 per share
(Title of Class)
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 pf the Exchange Act). YES ☐ NO ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.☐
     The issuer’s revenues for its most recent fiscal year were $19,676,000.
     The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,017,023 shares) on March 6, 2006, was approximately $32,272,368. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the sale price of the Common Stock of the issuer at its last sales price of $16.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.
     As of March 6, 2006, there were issued and outstanding 2,565,615 shares of the issuer’s Common Stock.

PART I
Item 1. Description of Business
General
     Florida Choice Bankshares, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company became the holding company for Florida Choice Bank (the “Bank”) on January 1, 2005. The Bank is a Florida state chartered commercial bank, which commenced operations in May 1999. The Bank is a full service commercial bank, providing a wide range of business and consumer financial services in its target marketplace, which is comprised primarily of Lake, Marion, Seminole and Orange Counties in Florida. The Bank is headquartered in Mt. Dora, Florida and also operates five branch offices in Clermont, Leesburg, Ocala, Orlando and Longwood, Florida.
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
     On October 27, 2005, the Holding Company entered into a merger agreement for the Holding Company to be acquired by Alabama National BanCorporation, a bank holding company with ten subsidiary banks, operating in Alabama, Florida and Georgia. The transaction is anticipated to close in early April 2006.
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
     The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis — Financial Condition” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.
Lending Activities
     The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2005 were $339.9 million, or 84.1% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.
     The Bank’s loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2005, approximately 83.4% of the Bank’s loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 7.4% of the total loan portfolio is secured by 1-4 family residential properties.
     The Bank’s commercial loan portfolio includes loans to individuals and small-to-medium sized businesses located primarily in its market area for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by inventory, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 13.8% of the Bank’s total loan portfolio as of December 31, 2005.
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
Deposit Activities
     Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 68.9% of the Bank’s total deposits at December 31, 2005. Approximately 31.1% of the Bank’s deposits at December 31, 2005 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 18.7% of the Bank’s total deposits at December 31, 2005. The majority of the deposits of the Bank are generated from Lake, Marion, Orange and Seminole Counties.

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
     Capital Requirements. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2005 both the Company and the Bank met all capital requirements to which they were subject.
     For additional information regarding the Company’s capital ratios and requirements, see “Management’s Discussion and Analysis — Capital Resources, Commitments and Capital Requirements.”
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
     As of December 31, 2005, the Bank met the capital requirements of a “well capitalized” institution.
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
Employees
     As of December 31, 2005, the Company and the Bank collectively had 82 full-time employees (including executive officers) and 4 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.
Certain Risk Factors
A significant amount of our business is concentrated in real estate lending, and most of this lending involves Florida real estate
     In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2005, approximately 83% of the Bank’s loans had real estate as a primary, secondary or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.
     Additionally, with most of our loans concentrated in Lake, Marion, Orange and Seminole Counties, Florida, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

An inadequate allowance for loan losses would reduce our earnings
     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.
     As of December 31, 2005, the allowance for loan losses was approximately $4.4 million, which represented 1.29% of outstanding loans. At such date, we had no non-accruing loans. The Bank manages its non-accruing loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s non-performing or performing loans. Material additions to the Bank’s allowance for loan losses would result in a decrease in the Bank’s net income and capital, and could have a material adverse effect on us.
Changes in interest rates affect our profitability and assets
     Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. Changes in market interest rates could reduce the value of our financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decrease in value as interest rates rise. In addition, interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and the loan originations tend to decrease. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.
Regional economic factors may have an adverse impact on our business
     Substantially all of our business is with customers in our market areas of Lake, Marion, Orange and Seminole Counties, Florida. Most of our customers are individuals and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds or buy financial services and products from us, and consequently our financial condition and performance.
The market value of our investments could decline
     At December 31, 2005, we maintained $26.4 million or 100% of our investment securities portfolio as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.
     Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.
     Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.
We face strong competition from other banks and financial institutions which can hurt our business
     We conduct our banking operations in a number of competitive local markets. In those markets, we compete against commercial banks, savings banks, savings and loan associations, credit unions, mortgage banks, brokerage firms, investment advisory firms, insurance companies and other financial institutions. Many of these entities are larger organizations with significantly greater financial, management and other resources than we have, and they offer the same or similar banking or financial services that we offer in our markets. Moreover, new and existing competitors may expand their business in or into our markets. Increased competition in our markets may result in a reduction in loans, deposits and other sources of our revenues. Ultimately, we may not be able to compete successfully against current and future competitors.

Government regulations and policies impose limitations and may result in higher operating costs and competitive disadvantages
     We are subject to extensive federal government supervision and regulation that is intended primarily to protect depositors and the FDIC’s Bank Insurance Fund, rather than our shareholders. Existing banking laws subject us to substantial limitations with respect to loans, the purchase of securities, the payment of dividends and many other aspects of our banking business. Some of the banking laws may increase the cost of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or our operations. Federal economic and monetary policy may affect our ability to attract deposits, make loans and achieve satisfactory interest spreads.
Provisions of law may deter unsolicited takeovers
     Under the Federal Change in Bank Control Act (the “Control Act”), a notice must be submitted to the Federal Reserve if any natural person or, generally, a group of natural persons acting in concert seeks to acquire 10% or more of the voting securities of a bank holding company, including ours, unless the Federal Reserve determines that the acquisition will not result in a change of control. Under the Control Act, the Federal Reserve reviews the acquisition to determine if it will result in a change of control of the company. Under the Control Act, the Federal Reserve has 60 days within which to act on such notice, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the community to be served by the bank holding company and its subsidiary banks, and the antitrust effects of the acquisition. Under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), a company generally is required to obtain prior approval of the Federal Reserve before it may obtain control of a bank holding company. “Control” is generally described as the beneficial ownership of 25% or more of all outstanding voting securities of a bank holding company, but may be as low as 5% under certain circumstances.
     Florida law also contains certain provisions which may have the effect of deterring unsolicited attempts to acquire the Company. These provisions also could result in the Company being less attractive to a potential acquiror or result in shareholders receiving less for their shares than otherwise might be available in the event of a change of control of the Company.
We are dependent upon the services of our management team
     Our future success and profitability is substantially dependent upon the management and banking abilities of the Bank’s senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that the Bank will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to the Bank’s business and could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Description of Properties
     The Company’s and the Bank’s main office is located at 18055 U.S. Highway 441, Mt. Dora, Florida 32757, in a one-story building which is owned by the Bank. The Bank also has a branch office at 1615 U.S. Highway 50, Clermont, Florida in a one-story building which is owned by the Bank; a branch office at 1815 West State Road 434, Longwood, Florida which is leased by the Bank; a branch office at 1000 Legion Place, Orlando, Florida which is leased by the Bank; a branch office at 340 West Oak Terrace Drive, Leesburg, Florida which is leased by the Bank; and a branch office at 119 Southeast First Avenue, Ocala, Florida which is leased by the Bank.
     The Bank also owns an operations center located adjacent to the main office at 18077 U.S. Highway 441, Mt. Dora, Florida and 1.75 acres of land adjacent to the main office and operations center for future expansion.
Item 3. Legal Proceedings
     As of December 31, 2005, neither the Company nor the Bank was a party to any legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the security holders during the fourth quarter of 2005.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in May 1999, and the Company became a bank holding company by acquiring the Bank on January 1, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. From January 1, 2003 to December 31, 2004, based upon information known to management of the Company, an aggregate of 28,000 shares of Bank Common Stock were traded in 28 separate transactions for prices ranging from $10.00 to $15.00 per share. From January 1, 2005 to December 31, 2005, based upon information known to management of the Company, the number of shares of Common Stock traded and the related number of transactions were insignificant. In the fourth quarter of 2003 and first quarter of 2004, the Bank completed the sale of $5.7 million of Common Stock in a secondary stock offering at $13.50 per share. In the second quarter of 2005, the Company completed the sale of $20.2 million of Common Stock in a private placement stock offering at $16.00 per share. On February 28, 2006, the Company had approximately 788 shareholders of record.
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
     The Bank did not repurchase any of its shares in 2005.

Item 6. Management’s Discussion and Analysis
SELECTED FINANCIAL DATA
     The following table presents selected financial data for the Company. The data for the fiscal years 2001 through 2005 are derived from audited financial statements of the Company (Bank prior to the January 1, 2005 reorganization). The selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto and the other information included elsewhere herein.
SELECTED CONSOLIDATED FINANCIAL DATA
($in thousands, except per share amounts)

	At December 31,
	2005	2004	2003	2002	2001
Total assets	$404,077	188,636	149,073	107,522	67,185
Loans, net	339,878	153,158	120,740	83,262	55,968
Cash and cash equivalents	18,371	5,037	7,203	7,518	3,314
Securities	26,442	21,441	13,665	12,461	4,526
Deposits	302,357	152,432	123,510	93,771	58,019
Borrowed funds	64,116	18,580	12,983	4,409	—
Stockholders’ equity	36,677	17,001	11,611	8,908	8,390

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Interest income	$18,542	9,471	7,089	5,532	4,596
Interest expense	6,009	2,658	2,280	2,267	2,385
Net interest income	12,533	6,813	4,809	3,265	2,211
Provision for loan losses	2,740	202	441	362	383
Net interest income after provision for loan losses	9,793	6,611	4,368	2,903	1,828
Noninterest income	1,134	904	803	504	471
Noninterest expense	11,387	4,712	3,961	2,761	2,093
(Loss) earnings before income taxes	(460)	2,803	1,210	646	206
Income taxes (benefit)	(365)	996	416	233	77
Net (loss) income	(95)	1,807	794	413	129
Basic (loss) earnings per share	$(.04)	1.43	.90	.47	.17
Weighted average number of common shares outstanding for basic	2,190,844	1,266,572	886,550	879,527	769,460
Diluted (loss) earnings per share	$(.04)	1.40	.87	.46	.16
Weighted average number of common shares outstanding for diluted	2,190,844	1,288,706	918,034	897,596	806,543

SELECTED CONSOLIDATED FINANCIAL RATIOS AND OTHER DATA:

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Return on average assets	(.03)%	1.05%	.63%	.46%	.21%
Return on average equity	(.30)%	11.60%	8.60%	4.76%	1.84%
Dividend payout ratio	—%	—%	—%	—%	—%
Average equity to average assets	10.97%	9.00%	8.00%	9.90%	12.20%
Total equity to total assets	9.08%	9.00%	7.80%	8.30%	12.50%
Yield on average earning assets (1)	6.78%	5.80%	5.89%	6.43%	7.93%
Net interest margin	4.58%	4.17%	4.00%	3.80%	3.82%
Nonperforming assets to total assets (2)	—%	—%	0.79%	0.01%	.49%
Nonperforming loans to total loans	—%	—%	0.96%	0.01%	.54%
Allowance for loan losses to gross loans	1.29%	1.12%	1.28%	1.36%	1.47%
Noninterest expenses to average assets	3.89%	2.73%	3.13%	3.05%	3.35%
Operating efficiency ratio (3)	83.32%	61.06%	70.58%	73.24%	78.02%
Net interest income to noninterest expenses	110.06%	144.60%	121.40%	118.30%	105.60%
Total shares outstanding	2,565,615	1,303,233	1,033,225	879,730	874,790
Book value per common share outstanding	$14.30	13.05	11.24	10.13	9.59
Number of banking offices (all full-service)	6	2	2	2	1

(1)	Reflects interest income as a percent of average interest earning assets.

(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

General
     Florida Choice Bankshares, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company became the holding company for Florida Choice Bank (the “Bank”) on January 1, 2005. The Bank is a Florida state chartered commercial bank, which commenced operations in May 1999. The Bank is a full service commercial bank, providing a wide range of business and consumer financial services in its target marketplace, which is comprised primarily of Lake, Marion, Seminole and Orange Counties in Florida. The Bank is headquartered in Mt. Dora, Florida and also operates five branch offices in Clermont, Leesburg, Ocala, Orlando and Longwood, Florida.
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
     On October 27, 2005, the Holding Company entered into a merger agreement for the Holding Company to be acquired by Alabama National BanCorporation, a bank holding company with ten subsidiary banks, operating in Alabama, Florida and Georgia. The transaction is anticipated to close in early April 2006.
     The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.
     The Bank commenced operations on May 31, 1999, as a Florida state-chartered bank headquartered in Mt. Dora, Florida. The Bank’s operations are conducted from its main office and five branch offices, located in Lake, Marion, Orange and Seminole Counties, Florida. Historically, the Bank’s market area has been served both by large banks headquartered out of state as well as a number of community banks offering a higher level of personal attention, recognition and service. The large banks have generally applied a transactional business approach, based upon volume considerations, to the market while community banks have traditionally offered a more service relationship approach. Recent mergers and acquisitions have created an opportunity for the Bank. The Bank’s strategic focus is to exploit this opportunity by catering to the “displaced bank customer” in this marketplace.
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
     The Bank has pursued its targeted market for deposits, particularly the small businesses and professionals. In today’s environment, the product of every system itself becomes a sales tool. Recognizing that fact, the Bank endeavors to offer leading edge technology to the marketplace. Such technology includes debit cards, internet banking and voice response account information systems. The goal is to provide a “high tech — high touch” experience.
     The Bank has capitalized upon its market strategy to grow rapidly in its first years of operations. As of December 31, 2005, the Bank had grown to approximately $404.1 million in total assets, $302.4 million in deposits, and $339.9 million in net loans since opening in May 1999. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market. The primary marketplace of central Florida is established to take advantage of the small to medium sized businesses, service, professionals, and commercial real estate industries.
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
Lending Activities
     The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2005 and December 31, 2004, approximately 83.4% and 83.8%, respectively, of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.
     The Bank’s commercial loans include loans to individuals and small-to-medium sized businesses and professionals located primarily in its market area for working capital, equipment purchases, and various other business purposes. A majority of the Bank’s commercial loans are secured by inventory, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest; typically, those loans which will have terms or amortization schedules of longer than one year will carry interest rates which vary with the prime lending rate and are generally refinanced or become payable in full in three to five years.
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
     The Bank’s consumer loan portfolio consists primarily of loans to individuals for various purposes, including some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans also may be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and may be made based on up to a five-year amortization schedule.
     For additional information regarding the Bank’s loan portfolio, see “ — Loan Portfolio” and “ — Asset Quality.”
Liquidity
     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from interest and fee income, as well as from loan repayments, the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits and other borrowings, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2005, the Bank had commitments to originate loans totaling $86.6 million, and had issued standby letters of credit of $4.3 million. At December 31, 2005, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $122.0 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2005 totaled $58.2 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements
     The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.
     The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $212.9 million at December 31, 2005 and $54.9 million at December 31, 2004, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.
     The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2005 (in thousands):

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
FHLB advances – assumed final maturity	$46,000	33,000	7,000	3,000	3,000
Time deposit maturities	94,183	58,195	33,504	2,484	—
Other borrowings	18,116	18,116	—	—	—
Operating leases	513	147	214	152	—
Loan commitments	86,551	86,551	—	—	—
Standby letters of credit	4,303	4,303	—	—	—
Undisbursed line of credit loans	122,028	101,733	20,295	—	—

Total	$371,694	302,045	61,013	5,636	3,000

     Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.
     The Company’s stockholders’ equity was $36.7 million at December 31, 2005, and $17.0 million at December 31, 2004. The Company’s total stockholders’ equity was 11.0% and 9.0% of total assets as of December 31, 2005 and December 31, 2004, respectively.
     The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2005, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 11.0% Tier 1 risk-based capital ratio of 9.8%, and a Tier 1 leverage ratio of

10.0%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.
     The following table summarizes the regulatory capital levels and ratios for the Bank:

		Regulatory
		Requirement
		For Well
	Actual	Capitalized
	Bank Ratios	Bank
At December 31, 2005:
Total capital to risk-weighted assets	11.0%	10.0%
Tier I capital to risk-weighted assets	9.8%	6.0%
Tier I capital to average assets — leverage ratio	10.0%	5.0%

At December 31, 2004:
Total capital to risk-weighted assets	11.4%	10.0%
Tier I capital to risk-weighted assets	10.4%	6.0%
Tier I capital to average assets — leverage ratio	9.2%	5.0%

Loan Portfolio
     A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2005, the Bank’s total assets were $404.1 million and its net loans receivable were $339.9 million or 84.1% of total assets. At December 31, 2004, the Bank’s total assets were $188.6 million and its net loans receivable were $153.2 million or 81.2% of total assets. The increase in net loans receivable from December 31, 2004 to December 31, 2005 was $186.7 million or 121.9%. For the periods indicated below, the net change in total loans receivable (excluding the allowance for loan losses) was as follows:

	Year Ended December 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$154,899	122,302
Loan originations, net of repayments	189,460	32,620
Loans charged-off, net	(34)	(23)

Balance at end of period	$344,325	154,899

     The Bank’s primary market area consists of the Central Florida region (consisting primarily of Lake, Marion, Orange and Seminole Counties and surrounding areas). The Bank’s market area’s economic base is diversified. Significant industries include hospitality and tourism, service enterprises, technology and information concerns, agribusiness and manufacturing. The area has experienced considerable growth over the past several years. However, there is no assurance that this area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or a slow-down in general economic conditions could have an adverse effect on the Bank.
     Lending activities are conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain officers and directors of the Bank.

     The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	At December 31,
	2005		2004
		% of		% of
	Amount	Total	Amount	Total
Real estate loans	$287,869	83.4%	$130,024	83.8%
Commercial loans	47,647	13.8	18,981	12.2
Consumer and home equity loans	9,572	2.8	6,188	4.0

Total loans	345,088	100.0%	155,193	100.0%

Less: Allowance for loan losses	(4,447)		(1,741)
Deferred loan fees, net	(763)		(294)

Loans receivable, net	$339,878		$153,158

     The following is a presentation of an analysis of maturities of loans at December 31, 2005 (in thousands):

	Due in	Due After	Due
	1 Year	1 to	After
Type of Loan	or Less	5 Years	5 Years	Total
Commercial	$12,617	20,809	14,221	47,647
Consumer	340	6,695	2,537	9,572
Real estate	101,986	88,431	97,452	287,869

Total	$114,943	115,935	114,210	345,088

     For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2005 (in thousands):

	Fixed	Floating
	Interest	Interest
Type of Loan	Rate	Rate	Total
Commercial	$29,751	5,279	35,030
Consumer	857	8,375	9,232
Real estate	17,442	168,441	185,883

Total	$48,050	182,095	230,145

Loan Quality
     Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2005 and December 31, 2004 approximately 83.4%, and 83.8%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2005 and December 31, 2004, there were no non-performing loans (those 90 days or more past due). There was no other real estate owned as of December 31, 2005 and December 31, 2004, respectively.
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
     Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2005 and December 31, 2004, loans collateralized with mortgages on real estate represented 83.4% and 83.8%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

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
     Interest income that would have been recorded under the original terms of loans on nonaccrual status and interest income actually recognized was as follows:

	Year Ended December 31,
	2005	2004
	(In thousands)
Interest income that would have been recorded	$117	214
Less: Interest income recognized	116	196

Interest income foregone	$1	18

     The Bank has adopted Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with guidance in the Statements. Under the Bank’s policy, an impaired loan must have a balance of at least $100,000 and be unsecured or secured by collateral other than residential real estate. No loans were deemed to be impaired under the Bank’s policy at December 31, 2005 or 2004.
     Loans on non-accrual status and other real estate owned and certain other related information was as follows:

At December 31,
	2005		2004
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
($in thousands)
Loans on nonaccrual status:
Real estate loans	$—	—%	$—	—%
Commercial	—	—	—	—
Consumer and home equity loans	—	—	—	—

Total loans on nonaccrual status	—	—	—	—

Troubled debt restructuring	—	—	—	—

Total nonperforming loans	—	—	—	—

Other real estate owned	—		—

Total nonperforming assets	$—		$—

As a percentage of total assets:
Total nonperforming loans		—%		—%

Total nonperforming assets		—%		—%

Allowance for loan losses as a percentage of:

Total loans		1.29%		1.12%

Nonperforming loans		—%		—%

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
     The provision for loan losses totaled approximately $2,740,000 for the year ended December 31, 2005 and $202,000 for the year ended December 31, 2004, respectively. For such periods, net loans charged-off totaled $34,000 and $23,000, respectively. At December 31, 2005 and 2004, the total allowance for loan losses was $4.4 million and $1.7 million, respectively. The Bank did not have any nonperforming loans at December 31, 2005 or 2004. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2005 was adequate.
     The activity in the Bank’s allowance for credit losses was as follows:

	Year Ended December 31,
	2005	2004
	($in thousands)
Allowance at beginning of period	$1,741	1,562
Loans charged-off:
Real estate	—	—
Commercial	(46)	(29)
Consumer and home equity	—	(1)

Total loans charged-off	(46)	(30)

Recoveries:
Real estate	8	3
Commercial	3	2
Consumer and home equity	1	2

Total recoveries	12	7

Net loans charged-off	(34)	(23)

Provision for loan losses	2,740	202

Allowance at end of period	$4,447	1,741

Net charge-offs as a percentage of average loans outstanding	.01%	.02%

Allowance for loan losses as a percentage of period-end total loans receivable	1.29%	1.12%

Allowance for loan losses as a percentage of nonperforming loans	—%	—%

Average loans outstanding during the period	$242,282	135,745

Period-end total loans receivable	$345,088	155,193

Nonperforming loans, end of period	$—	—

     At December 31, 2005 and 2004 the allowance was allocated as follows:

	At December 31,
	2005		2004
		%		%
		of Loans		of Loans
		to Total		to Total
	Amount	Loans	Amount	Loans
	($in thousands)
Real estate	$3,823	83.4%	$1,440	83.8%
Commercial	553	13.8	239	12.2
Consumer and home equity	71	2.8	62	4.0

Total	$4,447	100.0%	$1,741	100.0%

Investment Securities
     The following table sets forth the carrying amount of the Bank’s investment portfolio:

	At December 31,
	2005	2004	2003
	($in thousands)
Held- to- maturity:
Mortgage-backed securities	$—	7,142	2,833
Municipal securities – tax exempt	—	6,153	—

Total securities held-to-maturity	$—	13,295	2,833

Available-for-sale:
Mortgage-backed securities	$15,662	7,645	9,694
Municipal securities – tax exempt	10,780	501	1,138
U.S. Government agency	—	—	—

Total securities available-for-sale	$26,442	8,146	10,832

Federal Home Loan Bank stock	$2,447	1,108	550

Federal funds sold	$—	2,146	4,146

Interest-earning deposits	$67	75	156

     During 2005, the Bank held several tax-exempt securities in its investment portfolio. The average balance of these securities was approximately $9.4 million for the year ended December 31, 2005. The Bank earned approximately $387,000 during 2005 on these investments. The tax equivalent yield on these securities at December 31, 2005 was 6.36%.
     On September 30, 2005, the Company reclassified all securities classified as held to maturity to available for sale. The carrying value of these securities on this date was approximately $17,071,000 and the unrealized loss relating to these securities was approximately $374,000. Management decided to reclassify these securities as part of its asset/liability management strategy and for future liquidity as the Company expands its presence in the Central Florida market place.

     The carrying amount and weighted average yields for investments at December 31, 2005 are shown below ($ in thousands):

				Weighted
	Mortgage	Municipal		Average
Maturing In	Backed	Securities	Total	Yields
After 1 through 5 years	$2,772	—	2,772	3.35%
After 5 through 10 years	1,933	631	2,564	4.14%
After 10 years	10,957	10,149	21,106	4.14%

Total	$15,662	10,780	26,442	4.06%

     The Bank has adopted Statement of Financial Accounting Standards No. 115 (“FAS 115”), which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. As a result of the adoption of FAS 115, under which the Bank expects to continue to hold its investment securities classified as available-for-sale, changes in the underlying market values of such securities can have a material adverse effect on the Bank’s capital position. Typically, an increase in interest rates results in a decrease in underlying market value and a decrease in the level of principal repayments on mortgage-backed securities. As a result of changes in market interest rates, changes in the market value of available-for-sale securities resulted in decreases of $371,000 and $12,000 in stockholders’ equity during the years ended December 31, 2005 and December 31, 2004, respectively. These fluctuations in stockholders’ equity represent the after-tax impact of changes in interest rates on the value of these investments.

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

	At December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
	($in thousands)
Noninterest-bearing deposits	$56,911	18.8%	$24,075	15.8%	$15,407	12.5%
Money-market accounts	90,585	30.0	29,791	19.5	23,583	19.1
NOW accounts	53,647	17.8	11,984	7.9	4,865	3.9
Savings	7,031	2.3	8,507	5.6	8,025	6.5

Subtotal	208,174	68.9	74,357	48.8	51,880	42.0

Time deposits:
1.00-1.99%	2,147	0.7	6,132	4.0	31,132	25.2
2.00-2.99%	3,646	1.2	61,321	40.3	25,450	20.6
3.00-3.99%	31,316	10.4	7,842	5.1	12,434	10.1
4.00-4.99%	56,011	18.4	1,643	1.1	1,430	1.1
5.00-5.99%	1,063	0.4	1,137	0.7	1,184	1.0

Total time deposits	94,183	31.1	78,075	51.2	71,630	58.0

Total deposits	$302,357	100.0%	$152,432	100.0%	$123,510	100.0%

     The Bank’s deposits increased during the year 2005, from $152.4 to $302.4 million at December 31, 2005, an increase of $150.0 million or 98.4%. The increase in deposits from December 31, 2004 to December 31, 2005 was primarily attributable to an increase of certificate of deposits and a concentrated effort to emphasize transaction and money market accounts in order to fund the Bank’s loan growth for the year.
     Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.
     FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy — Capital Requirements.” As of December 31, 2005 and December 31, 2004, the Bank met the definition of a “well capitalized” depository institution.
     The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.
     Time deposits of $100,000 and over, public fund deposits and other large deposit accounts tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect the Bank’s liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect the Bank’s earnings. However, the converse is true in a falling interest-rate market where such short-term deposits are more favorable to the Bank.
     Time deposits of $100,000 and over mature as follows:

	At December 31,
	2005	2004	2003
	(In thousands)
Due in three months or less	$4,733	3,999	5,059
Due from three months to six months	11,453	4,371	8,020
Due from six months to one year	15,773	12,764	1,900
Due over one year	24,428	8,392	840

Total	$56,387	29,526	15,819

Borrowings
     During 2005, the Company entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.
     The following summarizes these borrowings ($ in thousands):

	At or For the Year Ended
	December 31,
	2005	2004
	($in thousands)
Balance outstanding at year-end	$12,233	580
Average balance outstanding during the year	$4,634	1,821
Average interest rate paid	1.95%	1.10%
Maximum amount outstanding at any month-end during year	$12,233	3,400
     The Company also has an agreement with the Federal Home Loan Bank of Atlanta to borrow funds under a line of credit. The Company pledges certain loans under a blanket lien agreement and its investment in FHLB stock as collateral for these borrowings. The following summarizes the outstanding advances:

Maturity During	Interest Rate					Balance
The Year Ending	At December 31,					At December 31,
December 31,	2005		2004		2003	2005		2004	2003
						(In thousands)
2004	—%		—%		3.40%	$—		—	3,000
2005	—%		1.72%		—%	—		1,000	—
2006	4.40	%(1)	—%		—%	29,000		—	—
2006	2.39%		2.39%		—%	1,000		1,000	—
2006	4.58	%(2)	2.58	%(2)	—%	3,000		3,000
2007	2.93%		2.93%		—%	1,000		1,000	—
2008	—%		1.92%		1.92%	—		3,000	3,000
2008	1.88%		1.88%		1.88%	5,000	(3)	5,000	5,000
2008	3.57%		3.57%		—%	1,000		1,000	—
2010	4.02	%(2)	—%		—%	3,000	(3)	—	—
2014	2.91%		2.91%		—%	3,000	(3)	3,000	—

						$46,000		18,000	11,000

(1)	Daily advance.

(2)	Adjustable rate.

(3)	The outstanding amount of these advances are callable at the option of the FHLB, to the extent of $8.0 million in 2006 and $3.0 million in 2009.
     The Company also has federal funds purchased lines of credit of $30.7 million with correspondent banks. The Company had $5,883,000 outstanding at December 31, 2005 at a rate of 4.60%. The Company did not have any borrowings under these lines at December 31, 2004.

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

	Year Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
	($in thousands)
Interest-earning assets:
Loans	$242,282	17,324	7.15%	$135,745	8,567	6.31%	$103,141	6,656	6.45%
Securities	25,599	1,024	4.00	21,576	797	3.69	11,434	375	3.28
Other (1)	5,374	194	3.61	6,099	107	1.75	5,710	58	1.03

Total interest-earning assets	273,255	18,542	6.78	163,420	9,471	5.80	120,285	7,089	5.89

Interest-bearing liabilities:
Deposits	175,697	4,999	2.85	116,563	2,278	1.95	95,748	2,088	2.18
Borrowings	34,206	1,010	2.95	19,335	380	1.97	8,724	192	2.21

Total interest-bearing liabilities	209,903	6,009	2.86	135,898	2,658	1.96	104,472	2,280	2.18

Net earning assets	$63,352			$27,522			$15,813

Net interest income		$12,533			$6,813			$4,809

Interest-rate spread			3.92%			3.84%			3.71%

Net interest margin (2)			4.58%			4.17%			4.00%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.2%			120.3%			115.1%

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.

(2)	Net interest margin is net interest income divided by total interest-earning assets.

     The following tables set forth certain information regarding changes in the Bank’s interest income and interest expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and the year ended December 31, 2004 as compared to the year ended December 31, 2003. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in the volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31,
	2005 vs. 2004
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
		(In thousands)
Interest-earning assets:
Loans	$1,140	$6,722	$895	$8,757
Investments	67	148	12	227
Other	113	(13)	(13)	87

Total interest-earning assets	1,320	6,857	894	9,071

Interest-bearing liabilities:
Savings and NOW accounts	71	65	47	183
Money-market accounts	469	609	694	1,772
Time deposits	543	169	54	766
Borrowings	189	293	148	630

Total interest-bearing liabilities	1,272	1,136	943	3,351

Net change in net interest income	$48	$5,721	$(49)	$5,720

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

Comparison of Results of Operations for 2005 to 2004
     General
     The Company’s net (loss) income was $(95,000) or $(.04) per share, for the year ended December 31, 2005. The Company’s net income for the year ended December 31, 2004 was $1,807,000, or $1.43 per share. The decrease of $1,902,000 from 2004 to 2005 was primarily attributable to an increase in noninterest expenses of $6.7 million during the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Net interest income
     The Company’s net interest income was $12.5 million for the year ended December 31, 2005 compared to $6.8 million for the year ended December 31, 2004, an increase of $5.7 million or 83.8%. The increase resulted from an increase in average earning assets of $109.8 million or 67.2%, and by increased yields on interest-earning assets. During the year ended December 31, 2005, interest income on investments and interest bearing cash equivalents increased by $314 thousand over the year ended December 31, 2004. The increase was due to higher interest rates, and by an increase of $3.3 million in average balances of investments and interest bearing cash equivalents from $27.7 million for the year ending December 31, 2004 to $31.0 million for the period ending December 31, 2005. During the year ending December 31, 2005, interest expense on interest bearing liabilities increased by $3.4 million over 2004. This increase resulted from an increase in average interest-bearing liabilities of $74.0 million or 54.5%, and by increased interest rates during the year.
     Provision for Loan Losses
     The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. For the year ended December 31, 2005 the provision for loan losses was $2,740,000, as compared to $202,000 for the year ended December 31, 2004. This increase of $2,538,000 from 2004 to 2005 was primarily attributable to the increase in total loans of $189.9 million during 2005. As of December 31, 2005 and 2004, the allowance for loan losses was 1.29% and 1.12%, respectively, of total loans receivable.
     Noninterest Income
     Noninterest income is primarily composed of deposit service charges and fees, and net earnings on bank-owned life insurance. Noninterest income was $1,134,000 for the year ended December 31, 2005 versus $904,000 for the year ended December 31, 2004, or an increase of $230,000, or 25.4%. This increase was primarily attributable to a $246,000 increase in service charges and deposit accounts, and an $80,000 increase in net earnings on bank-owned life insurance, and a $118,000 decrease in loan origination fees for loans originated for third parties.

     Noninterest Expenses
     During the year ended December 31, 2005, noninterest expenses increased to $11.4 million from $4.7 million during the year ended December 31, 2004, an increase of $6.7 million or 142.6%. The following narrative sets forth additional information on certain noninterest expense categories which had significant changes.
     During the year ended December 31, 2005, salaries and employee benefits increased to $7,975,000 from $2,667,000 for the year ended December 31, 2004, an increase of $5,308,000 or 199.0%. These increases were primarily due to an increase in the number of employees commensurate with the growth of the Company, annual compensation and benefit increases for employees, and expense recorded for terminating and settling salary continuation agreements with certain senior officers.
     Occupancy and equipment expense increased to $982,000 during the year ended December 31, 2005 from $581,000 during the year ended December 31, 2004, an increase of $401,000 or 69%. The increase in occupancy and equipment expense from December 31, 2005 compared with December 31, 2004 was commensurate with the growth of the Company, including the effect of opening four new branch offices of the bank during 2005.
     All other noninterest expense increased to $2,430,000 during the year ended December 31, 2005 from $1,464,000 during the year ended December 31, 2004, an increase of $966,000 or 66.0%. The increase in all other noninterest expense was commensurate with the growth of the Company.
     Income Tax Provision
     During the year ended December 31, 2005 the income tax (benefit) provision was $(365,000) compared to $996,000 for the year ended December 31, 2004. The difference in the effective income tax rate for the Company, compared to the statutory federal and state income tax rates is due to tax-exempt income and other permanent differences in 2005 and 2004.

Comparison of Results of Operations for 2004 to 2003
     General
     The Company’s net income was $1,807,238 or $1.43 per share, for the year ended December 31, 2004. The Company’s net income for the year ended December 31, 2003 was $794,327, or $.90 per share.
     Net interest income
     The Company’s net interest income was $6.8 million for the year ended December 31, 2004 compared to $4.8 million for the year ended December 31, 2003, an increase of $2.0 million or 41.7%. The increase resulted from an increase in average earning assets of $43.1 million or 35.9%, and by reduced rates on interest-bearing liabilities. During the year ended December 31, 2004, interest income on investments and interest bearing cash equivalents increased by $471 thousand over the year ended December 31, 2003. The increase was due to higher interest rates, and by an increase of $10.5 million in average balances of investments and interest bearing cash equivalents from $17.1 million for the year ending December 31, 2003 to $27.6 million for the period ending December 31, 2004. During the year ending December 31, 2004, interest expense on interest bearing liabilities increased by $378 thousand over 2003. This increase was limited by an decrease in interest rates during the year. The average interest bearing liabilities increased by $31.4 million from $104.5 million for the year ended December 31, 2003 to $135.9 million for the year ended December 31, 2004.
     Provision for Loan Losses
     The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. For the year ended December 31, 2004 the provision for loan losses was $202,000, as compared to $440,500 for the year ended December 31, 2003. This decrease of $238,500 from 2003 to 2004 was primarily attributable to the decrease in non-performing loans of $1.2 million for adversely classified loans. As of December 31, 2004 and 2003, the allowance for loan losses was 1.12% and 1.28%, respectively, of total loans receivable.
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
     During the year ended December 31, 2004, salaries and employee benefits increased to $2,667,427 from $2,120,616 for the year ended December 31, 2003, an increase of $546,811 or 25.8%. These increases were primarily due to an increase in the number of employees commensurate with the growth of the Company and annual compensation and benefit increases for employees.
     Data processing expense increased to $385,806 during the year ended December 31, 2004 from $313,629 during the year ended December 31, 2003, an increase of $72,177 or 23.0%. The increase in data processing expense from December 31, 2004 compared with December 31, 2003 was commensurate with the growth of the Company.
     Income Tax Provision
     During the year ended December 31, 2004 the income tax provision was $995,684 compared to $416,236 for the year ended December 31, 2003. The blended income tax rate in effect for the Company is 35.5%, compared to the statutory federal income tax rate of 34%, and Florida State income tax rate of 3.6%, net of the federal tax benefit attributable to the state tax. These rate differences result from permanent differences in both years and tax exempt income in 2004 and 2003.
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

     The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2005 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

				Over
	Under 3	3 to 12	1-5	Five
	Months	Months	Years	Years	Total
Interest-earning deposits	$67	—	—	—	67
Loans (1)	194,327	25,934	123,256	1,571	345,088
Securities (2)	452	1,265	10,374	16,798	28,889

Total rate-sensitive assets (earning assets)	$194,846	27,199	133,630	18,369	374,044

Money market (3)	90,585	—	—	—	90,585
Savings and NOW deposits (3)	60,678	—	—	—	60,678
Time deposits (3)	10,914	47,281	35,988	—	94,183
Other borrowings	54,116	—	7,000	3,000	64,116

Total rate-sensitive liabilities	$216,293	47,281	42,988	3,000	309,562

Gap (repricing differences)	$(21,447)	(20,082)	90,642	15,369	64,482

Cumulative Gap	$(21,447)	(41,529)	49,113	64,482

Cumulative GAP/total assets	(5.3)%	(10.3)%	12.2%	16.0%

Cumulative GAP/total earning assets	(5.7)%	(11.1)%	13.1%	17.2%

Total assets					$404,077

Total earning assets					$374,044

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over five years. Includes FHLB stock grouped in over five years.

(3)	Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.

Selected Quarterly Results

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$6,323	5,116	4,015	3,088	2,746	2,410	2,253	2,062
Interest expense	2,250	1,617	1,211	931	756	709	611	582
Net interest income	4,073	3,499	2,804	2,157	1,990	1,701	1,642	1,480
Provision for loan losses	1,380	300	635	425	—	—	69	133
Noninterest income	380	298	262	194	173	185	217	329
Noninterest expense	6,468	1,961	1,511	1,447	1,315	1,085	1,154	1,158
(Loss) earnings before income taxes	(3,395)	1,536	920	479	848	801	636	518
Net (loss) earnings	(2,067)	1,018	621	333	547	517	415	328
Basic (loss) earnings per common share	(1.00)	.40	.30	.26	.45	.40	.32	.26
Diluted (loss) earnings per common share	(1.00)	.39	.30	.25	.45	.40	.31	.24
Diluted (loss) earnings per share for the fourth quarter 2005 are not affected by the stock options for 2005 due to the net loss for the quarter.
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

Item 7. Financial Statements
     The financial statements of the Company as of and for the year ended December 31, 2005 are set forth in this Form 10-KSB as Exhibit 13.1.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Pursuant to recent amendments to the securities laws, the Audit Committee of the Board of Directors has the authority to select the independent public accountants to audit the consolidated financial statements of the Company for the current year ending December 31, 2005. On September 15, 2004, Osburn, Henning and Company resigned as accountants and the accounting firm of Hacker, Johnson & Smith, PA. was retained. The decision to hire Hacker, Johnson & Smith PA was recommended by the Audit Committee and approved by the Board of Directors. Osburn, Henning and Company’s report on the financial statements for the Company for 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion nor was such report qualified or modified as to audit scope or accounting principle. During such calendar years there were no disagreements with the accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreement or disagreements, if not resolved to the satisfaction of the accountants, would have caused them to make a reference to the subject matter of the disagreement in connection with their report.
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
Item 8B. Other Information
     Not applicable.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.1
     The following table sets forth the name of each director of the Company; a description of his position and offices with the Company other than as a director, if any; a brief description of his principal occupation and business experience during at least the last five years; and certain other information including the director’s age and the number of shares of Company Common Stock beneficially owned by the director on February 28, 2006. Each of the following individuals is also a director of the Bank.

		Amount, Percentage and
		Nature of Beneficial
Director Name, Year First Elected		Ownership of Company
a Director	Information About Director	Common Stock
Gordon G. Oldham, III, 2005	Mr. Oldham is President	87,060 (2)
	of Central Florida	(3.06%)
	Exports, Inc. Mr. Oldham
	is 53 years old.

Robert L. Porter, 2005	Mr. Porter serves as	75,956 (3)
	Chief Financial Officer	(2.67%)
	of the Company, and Chief
	Operating Officer of the
	Bank. Mr. Porter is 47
	years old.

Jeffrey D. Baumann, M.D., 2005	Dr. Baumann is an	93,349 (4)
	Ophthalmologist at Mid	(3.29%)
	Florida Eye Center. Dr.
	Baumann is 51 years old.

Kenneth E. LaRoe, 2005	Mr. LaRoe serves as	117,319 (5)
	Chairman and Chief	(4.13%)
	Executive Officer of the
	Company and Chairman and
	Chief Executive Officer
	of the Bank (since
	December, 2004). Prior
	thereto he served as
	President and Chief
	Executive Officer of the
	Bank. Mr. LaRoe is 48
	years old.

John R. Warren, 2005	Mr. Warren serves as	56,000 (6)
	President of the Company	(1.97%)
	and President of the Bank
	(since December, 2004).
	Prior thereto he served
	as President of the
	Bank’s Orlando Region
	(since October, 2004).
	Prior thereto he served
	as President of Southern
	Community Bank of Central
	Florida. Mr. Warren is
	46 years old.

		Amount, Percentage and
		Nature of Beneficial
Director Name, Year First Elected		Ownership of Company
a Director	Information About Director	Common Stock
W. Kelly Bowman, 2005	Mr. Bowman is Medical	9,250 (7)
	Director and Physician at	(0.33%)
	Health Central Hospital.
	Mr. Bowman is 40 years
	old.

Derek C. Burke, 2005	Mr. Burke is President	36,250 (8)
	and Owner of WBQ Design	(1.28%)
	and Engineering, Inc.
	Mr. Burke is 45 years
	old.

Dominic T. Coletta, 2005	Mr. Coletta serves as	56,000 (9)
	Senior Vice President of	(1.97%)
	the Bank (since October,
	2004). Prior thereto he
	served as Vice President
	and Area Executive of Southern
	Community Bank of Central
	Florida. Mr. Coletta is
	36 years old.

Thomas P. Moran, 2005	Mr. Moran is an Attorney	55,000 (10)
	and President of Moran &	(1.94%)
	Shams, P.A. Mr. Moran is
	75 years old.

Robert L. Purdon, M.D., 2005	Mr. Purdon is a Radiation	91,095 (11)
	Oncologist at Florida	(3.21%)
	Hospital Cancer
	Institute, Waterman
	Radiation Oncology. Mr.
	Purdon is 50 years old.

(1)	Information relating to beneficial ownership of Company Common Stock by directors is based upon information furnished by each person using “beneficial ownership” concepts set forth in rules of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Accordingly, nominees and directors continuing in office are named as beneficial owners of shares as to which they may disclaim any beneficial interest. Except as otherwise indicated in the notes to this table, directors possessed sole voting and investment power as to all shares of Company Common Stock set forth opposite their names. Shares set forth in the table also include as to each director, 131,812 shares represented by presently exercisable stock options.

(2)	Includes 12,460 option shares.

(3)	Includes 20,456 option shares.

(4)	Includes 18,107 option shares.

(5)	Includes 39,194 option shares.

(6)	Includes 6,000 option shares.

(7)	Includes 3,000 option shares.

(8)	Includes 5,000 option shares.

(9)	Includes 6,000 option shares.

(10)	Includes 5,000 option shares.

(11)	Includes 16,595 option shares.

     The following lists the executive officers of the Company, all positions held by them in the Company, including the period each such position has been held, a brief account of their business experience during the past five years and certain other information including their ages. Executive officers are appointed annually at the organizational meeting of the Board of Directors, which follows the Company annual meeting of shareholders, to serve until a successor has been duly elected and qualified or until his death, resignation, or removal from office. Information concerning directorships, committee assignments, minor positions and peripheral business interests has not been included.

Executive Officers	Information About Executive Officers
Kenneth E. LaRoe	Mr. LaRoe serves as Chairman and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank (since December, 2004). Prior thereto he served as President and Chief Executive Officer of the Bank. Mr. LaRoe is 48 years old.

Robert L. Porter	Mr. Porter serves as Chief Financial Officer of the Company, and Chief Operating Officer of the Bank. Mr. Porter is 47 years old.

John R. Warren	Mr. Warren serves as President of the Company and President of the Bank (since December, 2004). Prior thereto he served as President of the Bank’s Orlando Region (since October, 2004). Prior thereto he served as President of Southern Community Bank of Central Florida. Mr. Warren is 46 years old.

Stephen R. Jeuck	Mr. Jeuck serves as Secretary Treasurer of the Company, and Chief Financial Officer of the Bank (since October, 2004). Prior thereto he served as Chief Financial Officer of Southern Community Bank of Central Florida. Mr. Jeuck is 54 years old.
     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of Company Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 — Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2005, all filing requirements applicable to reporting persons were met.
Audit Committee Report
     The Company has established an audit committee of the Board of Directors consisting of Messrs. Oldham and Baumann, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers. Pursuant to the provisions of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring companies to disclose whether or not at least one member of the audit committee is a “financial expert” as defined in such rules, and, if not, why. None of the current members of the Audit Committee meets the criteria set forth in such rules qualifying them as “financial expert,” which is basically limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who meets these qualifications, the Board has determined that in order to fulfill all of the functions of the Board and the Audit Committee, each member of the Board and the Audit Committee should meet all the criteria that has been established by the Board for Board membership, and it is not in the best interest of the Company to nominate as a director someone who does not have all the experience, attributes and qualifications we seek. The Audit Committee consists of two non-employee directors, each of whom has been selected for the Audit Committee by the Board based on the Board’s determination that they are fully qualified to monitor the performance of management, the public disclosures of the Company of its financial condition and performance, internal accounting operations, and our independent auditors. In addition, the Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems appropriate. The Audit Committee of the Board is responsible for providing independent, objective oversight and review of the Company’s accounting functions and internal controls. The Audit Committee is governed by a written charter adopted and approved by the Board of Directors. The Audit Committee held one meeting in 2005.
     The responsibilities of the Audit Committee include recommending to the Board an accounting firm to serve as the Company’s independent accountants. The Audit Committee also, as appropriate, reviews and evaluates, and discusses and consults with Company management, and the independent accountants regarding the following:
•	the plan for, and the independent accountants’ report on, each audit of the Company’s financial statements

•	changes in the Company’s accounting practices, principles, controls or methodologies, or in the Company’s financial statements, and recent developments in accounting rules
     This year the Audit Committee reviewed the Audit Committee Charter and, after appropriate review and discussion, the Audit Committee determined that the Committee had fulfilled its responsibilities under the Audit Committee Charter. Audit Committee considered and concluded that the independent auditor’s provision of non-audit services in 2005 was compatible with applicable independence standards.
     The Audit Committee is responsible for recommending to the Board that the Company’s financial statements be included in the Company’s annual report. The Committee took a number of steps in making this recommendation for 2005. First, the Audit Committee discussed with the Company’s independent auditors, those matters the auditors communicated to and discussed with the Audit Committee under applicable auditing standards, including information concerning the scope and results of the audit. These communications and discussions are intended to assist the Audit Committee in overseeing the financial reporting and disclosure process. Second, the Audit Committee discussed the auditor’s independence with the auditors and received a letter from the auditors regarding independence as required under applicable independence standards for auditors of public companies. This discussion and disclosure informed the Audit Committee of the auditor’s independence, and assisted the Audit Committee in evaluating such independence. Finally, the Audit Committee reviewed and discussed with Company management and the auditors, the Company’s audited consolidated balance sheets at December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each for the years in the two-year period ended December 31, 2005. Based on the discussions with the auditors concerning the audit, the independence discussions, and the financial statement review, and additional matters deemed relevant and appropriate by the Audit Committee, the Audit Committee recommended to the Board that the Company’s Annual Report on Form 10-KSB include these financial statements.
Audit Committee
Jeffrey D. Baumann, M.D.
Gordon G. Oldham, III
Item 10. Executive Compensation
     The following table sets forth all cash compensation for the Company’s Executive Officers for services to the Company and the Bank in 2005.
SUMMARY COMPENSATION TABLE

							Long Term Compensation
Annual Compensation					Awards		Payouts
Name
and				Other	Restricted
Principal				Annual	Stock	Options/	LTIP	All Other
Position	Year	Salary	Bonus	Compensation (1)	Award(s)	SARs	Payouts	Compensation (2)

Kenneth E. LaRoe	2005	$165,000	$800,550	$13,175	-0-	-0-	-0-	$676,824
Chairman and Chief	2004	$150,000	$55,000	$4,175	-0-	3,850	-0-	$-0-
Executive Officer	2003	$139,000	$45,000	$6,163	-0-	-0-	-0-	$-0-
of the Company and Chief Executive Officer of the Bank

John R. Warren	2005	$165,000	$550,000	$10,750	-0-	19,000	-0-	$526,778
President of the Company and President of the Bank

Robert L. Porter	2005	$156,000	$550,000	$14,375	-0-	10,000	-0-	$608,754
Chief Financial	2004	$144,500	$50,000	$8,550	-0-	3,850	-0-	$-0-
Officer of the	2003	$134,000	$40,000	$10,700	-0-	-0-	-0-	$-0-
Company and Chief Operating Officer of the Bank

Stephen R. Jeuck	2005	$100,000	$80,000	$-0-	-0-	-0-	-0-	$382,495
Secretary Treasurer of the Company and Chief Financial Officer of the Bank

(1)	Represents amounts paid for directors fees and automobile allowances to Mr. LaRoe, Mr. Warren and Mr. Porter

(2)	Represents amounts paid pursuant to termination of salary continuation agreements with Mr. LaRoe, Mr. Warren, Mr. Porter and Mr. Jeuck
     Employment Agreements. The Bank has entered into employment agreements with Kenneth E. LaRoe (Chairman and Chief Executive Officer of the Company and Florida Choice Bank), John R. Warren (President of the Company and Florida Choice Bank), and Robert L. Porter (Chief Financial Officer of the Company and Chief Operating Officer of Florida Choice Bank) which provide for the executive to receive an annual salary, subject to annual adjustments and bonuses, and stock options. Each employment agreement also provides for receipt of employee benefits and reimbursement for certain business related expenses. In the event of a change in control (as defined in the agreements), the executive is entitled to receive his base salary for ranges of two to three years following the change of control. The employment agreements also include certain noncompete and nonsolicitation covenants in certain circumstances following termination of employment.
     In connection with the proposed merger (the “Merger”) of the Company with and into Alabama National BanCorporation (“Alabama National”), as contemplated by the Agreement and Plan of Merger between the Company and Alabama National dated as of October 27, 2005 (“Merger Agreement”), one of the conditions to the closing of the Merger is that certain officers of Florida Choice Bank, a wholly-owned subsidiary of the Company, shall have entered into new employment/non-compete agreements with Florida Choice Bank. Accordingly, Messrs. LaRoe, Warren, and Porter, have entered into new employment agreements with Florida Choice Bank. Pursuant to these new employment agreements, Mr. LaRoe will continue to serve as Chairman of the Board of Directors of Florida Choice Bank, Mr. Warren will serve as Chief Executive Officer of Florida Choice Bank, and Mr. Porter will continue to serve as Chief Operating Officer of Florida Choice Bank. Each of these new employment agreements is being held in escrow and will become effective upon completion of the Merger.
     Mr. LaRoe’s new employment agreement will provide Mr. LaRoe with an annual salary of at least $100,000 for up to two years following the Merger, for service as Chairman of Florida Choice Bank. Mr. Warren’s new employment agreement will provide Mr. Warren with an annual salary of at least $185,000 for up to five years following the Merger, for service as the Chief Executive Officer of Florida Choice Bank. Mr. Porter’s new employment agreement will provide Mr. Porter with an annual salary of at least $185,000 for up to five years following the Merger, for service as the Chief Operating Officer of Florida Choice Bank. Mr. Warren and Mr. Porter will each have the opportunity to earn annual bonuses under their new employment agreements. All three of the employment agreements also provide for certain fringe benefits and will contain non-compete restrictions, as described in the employment agreements. The three new employment agreements, once they become effective upon completion of the Merger, will supersede all of the terms of these officers’ current employment agreements, which will automatically terminate on the date that the Merger is completed. If, for any reason, the Merger is not completed, these officers’ current employment agreements will continue to be effective.
     In connection with the Merger, Florida Choice Bank has also entered into an employment agreement, effective January 1, 2006, with Stephen Jeuck (Secretary and Treasurer of the Company and Chief Financial Officer of the Bank). This agreement has an employment term of three years, provides for an annual minimum salary of $115,000, and provides the opportunity to earn annual bonuses.
     Salary Continuation Agreements. On December 15, 2005, Florida Choice Bank entered into amendments to the salary continuation agreements previously entered into by the Bank with each of Messrs. LaRoe, Warren, Porter, and Jeuck. These amendments provided that the Bank could terminate the agreements by December 31, 2005 and further provided that, in the event of such termination, lump-sum payments equal to the present value of the retirement benefits as of December 31, 2005 would be paid. The Bank elected to terminate these agreements, in accordance with the amendments, effective as of December 15, 2005, and paid such lump-sum payments on December 27, 2005. Accordingly, Messrs. LaRoe, Warren, Porter, and Jeuck received lump-sum payments of $676,824, $526,778, $608,754, and $382,495, respectively.
     Stock Option Plans. The Company has a stock option plan for officers and employees (the “Employee Plan”) and a stock option plan for directors (the “Director Plan”). The Employee

Plan authorizes the issuance of options for 256,124 shares to Bank officers and employees and the Director Plan authorizes the issuance of options for 240,910 shares to Company and Bank Directors. As of December 31, 2005, options exercisable for an aggregate of 240,910 shares of Company Common Stock were outstanding under the Director Plan and held by directors at exercise prices between $10.00 and $16.00 per share, and options exercisable for an aggregate of 32,975 shares of Company Common Stock were outstanding under the Employee Plan and held by certain officers and employees at exercise prices between $10.00 and $16.00 per share. The options terminate between 2009 and 2015.
     Pursuant to the anticipated Merger discussed above, the directors of the Company and Florida Choice Bank and certain executives of the Company and Florida Choice Bank, who hold over 90% of the outstanding options of the Company, have elected to cancel their options in exchange for cash. The closing of the Merger is conditioned upon holders of at least 90% of the outstanding options electing to cancel their options in exchange for cash.
Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
	(a)	(b)	(a)) (b)
Equity compensation plans approved by security holders	390,785	$13.55	103,849

Equity compensation plans not approved by security holders	—	—	—

Total	390,785	$13.55	103.849

     The following table provides information on options granted in 2005 to the named executive officers:

Individual Grants
		% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees in
	Options	Fiscal Year	Exercise Price
Name	Granted		($/Share)	Expiration Date

Kenneth E. LaRoe	2,473	2.47%	$16.00	04/25/2015

John R. Warren	25,000	25.00%	$16.00	04/25/2015

Robert L. Porter	12,496	12.50%	$16.00	04/25/2015

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values
			Number of
			Securities	Value of
			Underlying	Unexercised
	Shares		Unexercised	in-the-Money
	Acquired		Options/SARs	Options/SARs
	on	Value	at FY-End (#)	at FY-End($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable

					$627,104/
Kenneth E. LaRoe	0	0	39,194/3,080		$49,280

John R. Warren	0	0	6,000/19,000	$ $	96,000/ 304,000

Robert L. Porter	0	0	20,456/17,080	$ $	327,296/ $273,280

Stephen R. Jeuck	0	0	1,000/4,000	$ $	16,000/ 64,000

     Profit Sharing Plan. The Bank has adopted a 401(k) Profit Sharing Plan. Employees are eligible to participate after meeting certain length of service requirements. Each year, participants may elect to defer up to 15% of compensation instead of receiving that amount in cash. The Bank may contribute a percentage amount provided that only salary reductions up to 6% of compensation will be considered. The Bank also may contribute a discretionary amount. Amounts deferred by participants are fully vested. Contributions by the Bank vest based upon percentage amounts of 20% to 100% over one to five years of service.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     As of February 28, 2006, based on available information, all directors and executive officers of the Company as a group (11 persons) beneficially owned 681,404 shares of Company Common Stock which constituted 24.0% of the number of shares outstanding at that date. As to the ownership of shares by directors, see Item 9 above. The Company has not paid any cash dividends. For information on the Company’s pending agreement with Alabama National BanCorporation, which will result in a change of control of the Company, see Item 1 above.
Item 12. Certain Relationships and Related Transactions
     The Bank has outstanding loans to certain of its directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits

3.1	Articles of Incorporation of Florida Choice Bankshares. ***

3.2	Form of Bylaws of Florida Choice Bankshares, Inc. ***

4.0	Form of Common Stock Certificate of Florida Choice Bankshares, Inc.***

10.1	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Kenneth E. LaRoe.** /***

10.2	Form of Florida Choice Bank Employee Stock Option Plan. * /**

10.3	Form of Florida Choice Bank Director Stock Option Plan. * /**

10.4	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and Robert L. Porter.** /***

10.5	Employment Agreement, dated February 28, 2005, between Florida Choice Bank and John R. Warren.** /***

10.6	Employment Agreement, dated January 1, 2006, between Florida Choice
Bank and Stephen R. Jeuck.** /*****

10.7	Employment Agreement, held in escrow, between Florida Choice Bank and Kenneth E. LaRoe. ** /*****

10.8	Employment Agreement, held in escrow, between Florida Choice Bank and John R. Warren. ** /*****

10.9	Employment Agreement, held in escrow, between Florida Choice Bank and Robert L. Porter. ** /*****

13.1	Financial Statements

14.1	Code of Ethics ***

23.1	Consent of Hacker, Johnson & Smith PA

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 13. Exhibits

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Pre-Approval Policy. ****

*	Incorporated by reference to Florida Choice Bank’s Registration Statement on Form 10-SB filed with the FDIC on April 30, 2000.

**	Constitutes a management contract or compensation arrangement.

***	Incorporated by reference to Florida Choice Bankshares, Inc.’s Form10-KSB filed with the SEC on March 22, 2005.

****	Incorporated by reference to Florida Choice Bankshares, Inc.’s Proxy Statement for Annual Meeting of Shareholders filed with the SEC on March 25, 2005.

*****	Incorporated by reference to Florida Choice Bankshares, Inc.’s Form 8-K filed with the SEC on December 21, 2005.
Item 14. Principal Accountant Fees and Services
Fees Paid to the Independent Auditor
     The following sets forth information on the fees paid by the Company to Hacker, Johnson & Smith, PA for 2004 and 2005.

	2004	2005
Audit Fees	$53,500	$66,500
Audit-Related Fees	-0-	-0-
Tax Fees	6,000	6,600

Subtotal	59,500	73,100
All Other Fees	-0-	-0-

Total Fees	$59,500	$73,100

Services Provided by Hacker, Johnson & Smith, PA
     All services that were rendered by Hacker, Johnson & Smith, PA in 2004 and 2005 were permissible under applicable laws and regulations, and audit services were pre-approved by the Audit Committee. Non-audit related services began to be pre-approved by the Audit Committee in September 2004. The Audit Committee’s pre-approval policy with respect to non-audit services is shown as Exhibit 99.1 to this Form 10-KSB. Pursuant to new rules of the SEC, the fees paid to Hacker, Johnson & Smith, PA for services are disclosed in the table above under the categories listed below.
1)	Audit Fees – These are fees for professional services performed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-KSB and 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees – There were no audit-related fees paid to Hacker, Johnson & Smith PA during 2005 or 2004.

3)	Tax Fees – These are fees for professional services performed by Hacker, Johnson & Smith, PA with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for the Company and its consolidated subsidiaries; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

4)	All Other Fees – There were no other fees paid to Hacker, Johnson & Smith PA during 2005 or 2004.
     These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the core work of the independent auditors, which is the audit of the Company’s consolidated financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mt. Dora, State of Florida, on the 27th day of March, 2006.

FLORIDA CHOICE BANKSHARES, INC.

/s/ Kenneth E. LaRoe

Kenneth E. LaRoe Chairman and Chief Executive Officer

/s/ Stephen R. Jeuck

Stephen R. Jeuck Chief Financial Officer (Principal financing officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 27, 2006.

Signature	Title

/s/ Jeffrey D. Baumann, M.D. Jeffrey D. Baumann, M.D	Director

/s/ W. Kelly Bowman, M.D. W. Kelly Bowman, M.D.	Director

/s/ Derek C. Burke Derek C. Burke	Director

/s/ Dominic T. Coletta Dominic T. Coletta	Director

/s/ Kenneth E. LaRoe Kenneth E. LaRoe	Director

/s/ Thomas P. Moran Thomas P. Moran	Director

/s/ Gordon G. Oldham, III Gordon G. Oldham, III	Director

/s/ Robert L. Porter Robert L. Porter	Director

/s/ Robert L. Purdon, M.D. Robert L. Purdon, M.D.	Director

/s/ John R. Warren John R. Warren	Director

Florida Choice Bankshares, Inc.
Form 10-KSB
For Fiscal Year Ending December 31, 2005
EXHIBIT INDEX

Exhibit
No.	Exhibit

13.1	Financial Statements of Florida Choice Bankshares, Inc. and Subsidiary

23.1	Consent of Hacker, Johnson & Smith PA

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002